Form 10KSB
period 1999-12-31
LAREDO INVESTMENT CORP
filed 2000-05-10
CIK 1096294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

For the fiscal year ended December 31, 1999

                            LAREDO INVESTMENTS CORP..
                 (Name of Small Business Issuer in its Charter)

                 Nevada                             E.I.N. 77-0517964
        -------------------------------     ------------------------------------
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
        of incorporation or organization)

   Suite 1450, 1075 West Georgia Street, Vancouver, British Columbia V6B 3C9
   -------------------------------------------------------------------------
             (Address of principal executive office) Zip/Postal Code

                  Registrnt's telephone number: (604) 460-8440

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                               -----------------
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                            -----------------------
                                (Title of Class)

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES ( X ) NO ( )


Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ( )

Issuer's operational revenues for its most recent fiscal year ending December, 1999 were $0. Issuer's Common Shares outstanding at May 9, 2000 was 29,000,000. The aggregate market value based on the voting stock held by non-affiliates as of May 9, 2000 was $20,000,000.

Except for the historical information contained herein, the matters set forth in this Form 10-KSB are forward looking statements within the meaning of the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially. These forward-looking statements speak only as of the date hereof and the Company disclaims any intent or obligation to update these forward-looking statements.

DOCUMENTS INCORPORATED BY REFERENCE:  Certain exhibits

Item 1. DESCRIPTION OF BUSINESS

Business Development

On December 15, 1999, Shirley Bethurum, the Company's sole officer and director appointed Lois Couston as a director of the Company and as President and Stella Schreiner as Secretary and director. Immediately thereafter, Ms Bethurum resigned all positions with the Company.

On January 21, 2000, the Company entered into an Acquisition Agreement with GFR Nutritionals, Ltd., a British Columbia corporation, (GFR), Richard Pierce and Lucretia Schanfarber (the GFR Majority Shareholders) to acquire their shares representing 100% of the outstanding common stock of GFR in exchange for 19,000,000 shares of the Company's restricted common stock.

GFR was incorporated in March 1997 as Helm Developments Ltd. In June 1998, the Company formally changed its name to GFR Nutritionals Ltd.

Business operations began in October 1998 after acquiring manufacturing equipment and arranging to manufacture nutritional supplements under a private label contract.

GFR was 100% owned by the President and CEO, Richard Pierce from inception until January 17, 2000, when a 10% interest was acquired by Lucretia Schanfarber.

On January 21, 2000, the Company entered into an Acquisition Agreement with GFR Nutritionals, Ltd., a British Columbia corporation, (GFR), Richard Pierce and Lucretia Schanfarber (the GFR Majority Shareholders) to acquire their shares representing 100% of the outstanding common stock of GFR in exchange for 19,000,000 shares of the Company's restricted common stock.


Narrative Description Of The Business

GFR Nutritionals Ltd. is an established manufacturer of quality nutritional supplement products. The Company operates a full service manufacturing facility that produces natural-source nutritional, vitamin, mineral, herbal and sports nutrition products which are sold on a private label basis to wholesale distributors.

Nutritional supplements are being increasingly recognized by the medical and scientific communities as an integral component of a healthy lifestyle. Much of the growth in this industry is driven by six key factors:

     -Positive publicity - For several years, medical journals and news reports have widely and consistently publicized the positive effects of nutritional supplements. Many of these reports focus on the correlation between consumed nutrients and the reduced incidence of certain diseases. As a result, the nutritional supplement industry has experienced greater acceptance and popularity.

     -Increased research - The more the scientific community learns about the human body, more is proved that an individual's diet and health are undoubtedly connected. Government agencies, universities, and private companies are increasing their sponsorship of research assessing the benefits of nutritional supplements and herbs.

     -Favorable regulatory environment - The US Dietary Supplement Health and Education Act (DSHEA) created a set of guidelines specific to the supplement industry and established a regulatory environment which allows responsible nutrition companies to thrive and allows the industry to regulate itself with supervision by the FDA. Health Canada has followed suit and defined Good Manufacturing Practices, with which compliance in the industry is voluntary.

     -Mass market distribution - Nutritional supplements, including all-natural products, vitamins, minerals and herbs, are increasingly sold in mass volume retail stores. Due to this new market channel, millions of shoppers are exposed to these products as they are introduced into the mainstream.

     -Ageing of the population - The largest demographic group in the history of North America is now turning 50 years old. Over the next 15 years, approximately 80 million more "baby boomers" will join this group of individuals who are concerned with preserving their health and fitness, directly increasing the demand for nutritional supplements.

     -Trend toward preventative care - The collective health consciousness of the population that began over 20 years ago is gaining momentum and, along with regular exercise, it embraces nutritional supplements.

According to the Nutrition Business Journal, the US nutrition industry, which includes natural foods, dietary supplements, and natural personal care products, has grown 14-16% annually over the past two years and is expected to sustain double digit growth for the near future. The Nutrition Business Journal states that the US nutrition industry generated $23.3 billion of consumer sales in 1997. Canadian sales tend to approximate 10% of the US market.

Principal Products: GFR currently manufactures 70 different products by formulation and capsule size. Principal products that the Company manufactures are:

Multiple  vitamin/mineral  product - 90/180 and 360 caps
Methyl sulfonyl methane caps or powder

- Glucosamine  sulfate
- Devil's claw root extract
- St.  John's Wort extract
- Kava Kava
- Ginkgo Biloba leaf extract
- Coenzyme Q10
- Echinacea
- L-Glutamine
- Grapeseed extract
- Vitamin C
- Garlic Ginseng

Markets: Established market channels for nutritional products within the industry include distribution through health food retail stores, mass market retail through department and grocery stores, multi-level marketing, mail order, health practitioners, and the Internet.

Currently, the Company only manufactures nutritional supplements under private label contracts with wholesale distributors. To date, one private label customer has comprised 97% of the Company's sales.

The Company's primary goal is to achieve a level of annual revenues in excess of $20 million by the fiscal year ended 2001 resulting from expanded marketing efforts and vertical integration through acquisitions and expansion into new markets. The Company is also pursing opportunities to market direct sales to consumers through the Internet.

Competition: The main competitors in the Canadian natural health product industry are privately owned corporations. A couple of larger companies that manufacture their products for retail distribution are Jamieson Laboratories and Stanley Pharmaceuticals. There are also many companies which manufacture only for private label sales. Many smaller manufacturers have their products sold strictly in specialty health food and nutrition stores. NatraCeuticals Inc. is the only publicly held natural health product company in Canada and had approximately $23 million of sales in its 1998 fiscal year.

Natural health product manufacturing has significant cost barriers for new start up companies. Start up costs include set up of manufacturing facilities through purchase of equipment, acquiring skilled labor and research and implementation of processes acceptable to government standards.

Regulation: In both the US and Canada, the natural health products industry is self regulating. In Canada, products are not required to be approved prior to introduction to the market, however Health Canada has defined Good Manufacturing Practices, with which compliance is voluntary. Health Canada has indicated that stricter regulations for natural health products will be enacted in future years.

In 1996, US Congress enacted the Dietary Supplement Health and Education Act (DSHEA) which included a set of guidelines specific to the supplement industry and established a self regulatory environment for the industry.

Employees: The Company currently has 15 employees. Executive management and office administration personnel are comprised of 5 individuals. Operations personnel is made up of 10 individuals, including the Quality Control Director and Production Manager. Future employees will be hired as dictated by increases in business volume.


Item 2. Properties

GFR Nutritionals Ltd.'s operations are located in a building that is owned by the Company's majority shareholder and his parents. The lease agreement is for a two year term ending January 1, 2002. Under the terms of the lease agreement, the monthly rent charge is $5,000 and the Company is responsible for paying the property taxes, utility charges, and any costs of repair and maintenance. Any repairs and maintenance expenses paid for by the landlords are required to be reimbursed by the Company at cost plus 15%. The agreement includes a 2 year renewal option. All other terms are consistent with those standard to lease agreements.

Both the Company's administration office and manufacturing operations are located in the same premises. The total square footage of the building is 10,000. The area used by manufacturing currently comprises 3,625 of that total. In management's opinion, the space leased is sufficient to support operational growth for the foreseeable future. Currently, production is only run on one shift per day for five days each week. Production shifts can be increased to a maximum of three shifts per day for seven days each week and still be accommodated within the current space. The only potential requirement for additional space could arise due to stock held on hand as business volumes increase.

Item 3. Legal Proceedings: None

Item 4. Submission Of Matters To A Vote Of Security Holders

No matters were submitted for a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

Part II

Item 5. Market For The Company's Common Equity And Related Stockholder Matter

     (a) Market Information

Since December 17, 1999 the Company's stock has been listed for sale on the OTC Electronic Bulletin Board under the symbol LRDI. The high and low bid prices of the Common Stock of the Company have been as follows:

   Period:                           High ask per share:      Low bid per share:
   -------                           -------------------      ------------------
   Dec. 17, 1999 to Mar 31, 2000           $4.75                   $1.125

The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

     (b) HOLDERS

There were 63 holders of the Company's 29,000,000 shares of common stock outstanding as of May 9, 2000. This includes 3 holders of 24,000,000 shares of the Company's common stock whose certificates are restricted. 5,000,000 of the restricted shares were issued in December 1999 and 19,000,000 of the restricted shares were issued in January 2000. All of the restricted stock is not eligible to be sold pursuant to Rule 144. 4. (c) DIVIDENDS 4. 4. The Company has not declared any dividends since inception, and has no present intention of paying any cash dividends on its common stock in the foreseeable future. The payment by the Company of dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors.


Item 6. Management's Discussion And Analysis Of Financial Statements

Plan of Operations

The Company is currently working on securing additional private label manufacturing contracts. The key target for private label sales are wholesale distributors of health food nutrition products. The Company is also pursuing opportunities for direct sales to consumers through the Internet.

Liquidity and Capital Resources

The Company's working capital ratio was 0.72:1 as at December 31, 1998 and improved to 0.86:1 by December 31, 1999. Key contributing factors for this change were the increase in sales to Prairie Naturals Inc., a related party, which comprised $240,000 of the $279,279 ending accounts receivable balance for 1999. Finished goods inventory balances at December 31, 1999 were minimal. Generally, the Company has been shipping goods immediately upon completion. As business volumes increase, finished goods inventory will be required to be kept on hand.

Current liabilities include a $85,000 promissory note payable to a party related to the shareholder, which bears interest at 12% annually. These funds are repayable on demand however, the request for repayment occurring at this time is not expected.

The Company has a small business loan outstanding with a balance of $204,848 as at December 31, 1999. This loan bears interest at 10.15% over a 5 year term. Only the principal portion of this loan that is repayable in the next fiscal year has been included in the working capital calculations.

The Company anticipates acquiring an additional $300,000 of manufacturing equipment in fiscal 2000 in order to meet demands for new private label sales. Plant renovations costing $50,000 are also expected to be completed in fiscal 2000. These expenditures will be financed through private placement of shares. Increased sales volumes will also necessitate hiring additional operations , sales and administrative personnel.

Results of Operations

                                                  1999                     1998
--------------------------------------------------------------------------------
Sales                                       $2,423,456                 $312,994
Cost of Sales                                1,761,963                  262,527
Gross Profit                                   661,493                   50,467
Gross Profit Margin                               27.3%                    16.1%
Administrative Expenses                        553,088                  109,359
Administrative Expenses as a % of sales           22.8%                    35.0%
--------------------------------------------------------------------------------


For the 12 months ended December 31, 1999, sales were $2.1 million higher than 1998 due to the fact that operations had only been started in October 1998. 96% of 1999 sales (98% - 1998) were to Prairie Naturals Inc., a related party wholesale distributor for which the Company manufactures private label products. The Company has an verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. distributes under the Prairie Naturals Inc. name. The Company also has an exclusive written contract to manufacture one product that Prairie Naturals Inc, distributes for a third party private label.

1999 results are significantly different from 1998 due to 1999 being the first full year of operations as well as the Company starting to realize economies of scale on some production. Operating margins in 1999 were 27% of sales revenue, 11% higher than 1998. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses. General and administrative expenses were 23% of sales in 1999, 11% lower than 1998.

The Company anticipates realizing further economies of scale as production volumes increase. Administrative expenses include advertising expenses which will increase due to the Company's plan to expand marketing efforts.

Effect of Inflation

The Company does not anticipate any financial impact, whether beneficial or detrimental, as a result of inflation.

Item 7. Financial Statements And Supplementary Data

The following financial statements of the Company are filed under this Item.

                                    CONTENTS


                                                                        Page

Independent Auditor's Report...........................................F - 1

Balance Sheets
  December 31, 1999and 1998............................................F - 2

Statements of Operations for the
  Years Ended December 31, 1999 and 1998...............................F - 3

Statement of Stockholders' Equity
 Since December 18, 1996 (inception) to December 31, 1999..............F - 4

Statements of Cash Flows for the
  Years Ended December 31, 1999 and 1998...............................F - 5

Notes to Financial Statements..........................................F - 6

                                 ((LETTERHEAD))
                                                                              RH
--------------------------------------------------------------------------------
ROBISON, HILL & CO.                                 Certified Public Accountants
A Professional Corporation                          BRENT M. DAVIES, CPA
                                                    DAVID O. SEAL, CPA
                                                    W. DALE WESTENSKOW, CPA
                                                    BARRY D. LOVELESS, CPA
                                                    ----------------------------
                                                    W. LAMONTE ROBISON, CPA
                                                    E. MORTON HILL, CPA


                          INDEPENDENT AUDITOR'S REPORT


Laredo Investment Corp.
(A Development Stage Company)


         We have audited the accompanying balance sheets of Laredo Investment Corp. (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations and cash flows for the two years ended December 31, 1999 and the statement of stockholders' equity from December 18, 1996 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laredo Investment Corp. (a development stage company) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the two years ended December 31, 1999 in conformity with generally accepted accounting principles.

                                              Respectfully submitted


                                              /s/ Robison, Hill & Co.
                                              -----------------------
                                              Certified Public Accountants

Salt Lake City, Utah
February 25, 2000


Members of American Institute of Certified Public Accountants
Members of the Private companies Practice Section

1366 East Murray-Holladay Road, Sale Lake City, UT  84117-5050
Telephone 801/272-8045  Facsimile 801/277-9942

                            LAREDO INVESTMENT CORP.
                            -----------------------
                         (A Development Stage Company)
                         -----------------------------
                                 BALANCE SHEETS
                                 --------------



                                                      December 31,
                                         ---------------------------------------
                                                 1999                1998
                                         ------------------- -------------------

Assets:                                    $             -    $              -
                                         =================== ===================

Liabilities - Accounts Payable                       $1,350                $200
                                         ------------------- -------------------
Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 15,000,000 shares at
    December 31, 1999 and 1998                       15,000              15,000
  Paid-In Capital                                   (12,515)            (14,000)
  Retained Deficit                                   (1,200)             (1,200)
  Deficit Accumulated During the
    Development Stage                                (2,635)                   -
                                         ------------------- -------------------

     Total Stockholders' Equity                      (1,350)               (200)
                                         ------------------- -------------------

     Total Liabilities and
       Stockholders' Equity                        $      -            $      -
                                         =================== ===================




   The accompanying notes are an integral part of these financial statements.

                            LAREDO INVESTMENT CORP.
                            -----------------------
                         (A Development Stage Company)
                         -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------




                                                                        Cumulative
                                                                          since
                                                                       July 9, 1999
                                      For the year ended               Inception of
                                         December 31,                  development
                                 ----------------------------------       stage
                                   1999                1998
                                 -------------- ------------------- -------------------
Revenues:                         $        -            $      -          $      -

Expenses:                              2,635                 100              2,635
                                 -------------- ------------------- -------------------

     Net Loss                        $(2,635)           $   (100)         $  (2,635)
                                 ============== =================== ===================

Basic & Diluted loss per share       $      -           $      -
                                 ============== ===================

The accompanying notes are an integral part of these financial statements.
                                       F-3

                            LAREDO INVESTMENT CORP.
                            -----------------------
                         (A Development Stage Company)
                         -----------------------------
                       STATEMENT OF STOCKHOLDERS' EQUITY
                       ---------------------------------
            SINCE DECEMBER 18, 1996 (INCEPTION) TO DECEMBER 31, 1999
            --------------------------------------------------------




                                                                                                               Cumulative
                                                                                                                 Since
                                                                                                              July 9, 1999
                                                                                                              Inception of
                                                       Common Stock             Paid-In        Retained        Development
                                                   Shares        Par Value      Capital         Deficit           Stage
                                               --------------- -------------- -------------  -------------- ------------------
Balance at December 18, 1996 (inception)
                                                            -         $    -         $   -          $    -            $     -
Net Loss                                                    -              -             -         (1,000)                  -
                                               --------------- -------------- -------------  -------------- ------------------
Balance at December 31, 1996
  As originally reported                                    -              -             -         (1,000)                  -

January 6, 1997 Issuance of Stock
  for Services and payment of
  Accounts payable                                      1,000          1,000             -               -                  -
Retroactive adjustment for 1,000
  to 1 stock split May 6, 1999                        999,000              -             -               -                  -
                                               --------------- -------------- -------------  -------------- ------------------
Restated balance January 1, 1997                    1,000,000          1,000             -         (1,000)                  -

Net Loss                                                    -              -             -           (100)                  -
                                               --------------- -------------- -------------  -------------- ------------------
Balance at December 31, 1997                        1,000,000          1,000             -         (1,100)                  -

Net Loss                                                    -              -             -           (100)                  -
                                               --------------- -------------- -------------  -------------- ------------------
Balance at December 31, 1998
  As originally reported                            1,000,000          1,000             -         (1,200)                  -

November 15, 1999 shares canceled                   (400,000)          (400)           400               -                  -

Retroactive adjustment for 25 to 1
  stock split November 15, 1999                    14,400,000         14,400      (14,400)               -                  -
                                               --------------- -------------- -------------  -------------- ------------------

Restated balance January 1, 1999                   15,000,000         15,000      (14,000)         (1,200)                  -

Capital contributed by shareholder                          -              -         1,485               -                  -
Net Loss                                                    -              -             -               -            (2,635)
                                               --------------- -------------- -------------  -------------- ------------------

Balance at December 31, 1999                       15,000,000        $15,000     $(12,515)        $(1,200)           $(2,635)
                                               =============== ============== =============  ============== ==================



   The accompanying notes are an integral part of these financial statemen

                            LAREDO INVESTMENT CORP.
                            -----------------------
                         (A Developement Stage Company)
                         ------------------------------
                            STATEMENT OF CASH FLOWS
                            -----------------------





                                                                                     Cumulative
                                                                                       Since
                                                                                    July 9, 1999
                                                        For the years ended         Inception of
                                                           December 31,              Development
                                                    ----------------------------        Stage
                                                       1999            1998
                                                    ------------- --------------- ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                $(2,635)          $(100)           $(2,635)
Increase in Accounts Payable                               1,150             100              1,150
                                                    ------------- --------------- ------------------
  Net Cash Used in operating activities                  (1,485)               -            (1,485)
                                                    ------------- --------------- ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities                    -               -                  -
                                                    ------------- --------------- ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder                         1,485               -              1,485
                                                    ------------- --------------- ------------------
  Net cash provided by Financing Activities                1,485               -              1,485
                                                    ------------- --------------- ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                    -               -                  -
Cash and Cash Equivalents
  at Beginning of Period                                       -               -                  -
                                                    ------------- --------------- ------------------
Cash and Cash Equivalents
  at End of Period                                        $    -          $    -           $      -
                                                    ============= =============== ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $    -          $    -           $      -
  Franchise and income taxes                                $250          $    -               $250






SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
None




The accompanying notes are an integral part of these financial statements.

                                      F-5

                            LAREDO INVESTMENT CORP.
                            -----------------------
                         (A Development Stage Company)
                         -----------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                   THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                   ------------------------------------------


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

     This summary of accounting policies for Laredo Investment Corp. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation
--------------------------------------

     The Company was incorporated under the laws of the State of Nevada on December 18, 1996. The Company ceased all operating activities during the period from December 18, 1996 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a Certificate of renewal from the State of Nevada. Since July 9, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business
------------------

     The company has no products or services as of December 31, 1999. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company

Cash and Cash Equivalents
-------------------------

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates
--------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.




                                       F-6

                             LAREDO INVESTMENT CORP.
                             -----------------------
                          (A Development Stage Company)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                   THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                   ------------------------------------------
                                   (Continued)
                                   -----------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share
--------------

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:



                                                                     Per-Share
                                     Income          Shares            Amount
                                  (Numerator)     (Denominator)

                                        For the year ended December 31, 1999
                                        ------------------------------------
BASIC LOSS PER SHARE
Loss to common shareholders          $(2,635)      15,000,000       $      -
                                   ==========     ============     ==========


                                        For the year ended December 31, 1998
                                        ------------------------------------
BASIC LOSS PER SHARE
Loss to common shareholders            $(100)      15,000,000       $      -
                                   ==========     ===========       =========



     The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 1999 and 1998 and are thus not considered.

NOTE 2 - INCOME TAXES
---------------------

     As of December 31, 1999, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $3,500 that may be offset against future taxable income through 2014. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.





                                       F-7

                             LAREDO INVESTMENT CORP.
                             -----------------------
                          (A Development Stage Company)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                   THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                   ------------------------------------------
                                   (Continued)
                                   -----------


NOTE 3 - DEVELOPMENT STAGE COMPANY
----------------------------------

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS
--------------------

     As of December 31, 1999 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT
--------------------

     On May 6, 1999 the Board of Directors authorized a 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1998 and 1997 have been restated to reflect the stock split.

     On November 15, 1999 the majority shareholder returned 400,000 shares to the Company. On the same day the Company's Board of Directors authorized a 25 to 1 stock split of the remaining 600,000 shares of the Company's $.001 par value common stock. As a result of the split, 14,400,000 shares were issued, and Paid-In Capital was reduced by $14,400.

     All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 and 1998 have been restated to reflect the stock split.

NOTE 6 - SUBSEQUENT EVENTS
--------------------------

     On January 21, 2000, the Company entered into an Acquisition Agreement with GFR Nutritionals, Ltd., a British Columbia corporation, (GFR), Richard Pierce and Lucretia Schanfarber (the GFR Majority Shareholders) to acquire their shares representing 100% of the outstanding common stock of GFR in exchange for 19,000,000 newly issued shares of the Company's restricted common stock.


                                       F-8

GFR NUTRITIONALS LTD.
Financial Statements
Years ended December 31, 1999 and 1998







Independent Auditors' Report                    1
Financial Statements
     Balance Sheet                              2
     Statement of Earnings                      3
     Statement of Retained Earnings             4
     Statement of Cash Flows                    5
     Notes                                      6

((LETTERHEAD))
KPMG

     KPMG LLP
     Chartered Accountants                              Telephone (604) 527-3600
     400-625 Agnes Street                               Telefax (604) 527-3636
     New Westminster BC                                 www.kpmg.ca
     Canada  V3M 5Y4




INDEPENDENT AUDITORS' REPORT

To the Board of Directors

We have audited the accompanying balance sheets of GFR Nutritionals Ltd. as at December 31, 1999 and 1998 date and the statements of earnings, retained earnings and cash flows for the year ended December 31, 1999 and the period from commencement of operations on July 1, 1998 to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and December 31, 1998 and the results of its operations and its cash flows for the year ended December 31, 1999 and the period ended December 31, 1998 in accordance with generally accepted accounting principles in the United States.




/s/ KPMG LLP
------------
Chartered Accountants

New Westminster, Canada
February 29, 2000

GFR NUTRITIONALS LTD.
Balance Sheet



                                                       December 31,         December 31,
                                                              1999                 1998
---------------------------------------------------------------------------------------
Assets
Current assets:
     Accounts receivable                             $     279,279        $      92,431
     Inventory (note 2)                                    203,311              222,617
     Prepaid expenses                                        1,245                1,154
---------------------------------------------------------------------------------------
                                                           483,835              316,202

Fixed assets (note 3)                                      288,660              274,429

Deferred income taxes                                           -                11,854

---------------------------------------------------------------------------------------
                                                     $     772,495        $     602,485
=======================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
     Bank indebtedness                               $      48,419        $      48,852
     Accounts payable and accrued liabilities              387,867              242,635
     Promissory note (note 5)                               92,175              125,000
     Current portion of long-term debt (note 6)             29,736               19,258
---------------------------------------------------------------------------------------
                                                           558,197              435,745

Long-term debt (note 6)                                    175,112              213,777

Deferred income taxes                                          390                   -

Shareholders' equity:
     Share capital (note 7)                                      1                    1
     Retained earnings (deficit)                            38,795              (47,038)
---------------------------------------------------------------------------------------
                                                            38,796              (47,037)

---------------------------------------------------------------------------------------
                                                     $     772,495        $     602,485
=======================================================================================


Commitments (note 9)
Subsequent events (note 10)

See accompanying notes to financial statements.

On behalf of the Board:


/s/ Richard Pierce, Director  /s/ Lucretia Schanfarber,  Director
------------------            ------------------------

GFR NUTRITIONALS LTD.
Statement of Earnings


--------------------------------------------------------------------------
                                                       Period from date of
                                                              commencement
                                                          of operations on
                                           Year ended     July 1, 1998 to
                                         December 31,         December 31,
                                                 1999                 1998
--------------------------------------------------------------------------

Sales                                   $   2,423,456        $     312,994

Cost of sales                               1,761,963              262,527

--------------------------------------------------------------------------
                                              661,493               50,467

Expenses:
     Advertising                                6,122                  627
     Amortization                              33,382                8,631
     Automobile and travel                     17,286                4,241
     Equipment leases                             980                1,513
     Insurance                                  4,421                  825
     Interest                                  32,269               13,457
     Management fee (note 4)                  152,000                   -
     Marketing                                 15,000                   -
     Office and general                        21,408                4,197
     Professional fees                         75,736                3,135
     Rent                                      52,580               29,644
     Repairs and maintenance                   18,515               14,152
     Telephone                                  9,125                3,498
     Utilities                                  9,426                3,114
     Wages and benefits                       104,838               22,325
--------------------------------------------------------------------------
                                              553,088              109,359

--------------------------------------------------------------------------
Earnings (loss) before income taxes           108,405              (58,892)

Income taxes:
     Current                                   10,328                   -
     Deferred (reduction)                      12,244              (11,854)
--------------------------------------------------------------------------
                                               22,572              (11,854)

--------------------------------------------------------------------------
Net earnings (loss)                     $      85,833        $     (47,038)
==========================================================================

See accompanying notes to financial statements

GFR NUTRITIONALS LTD.
Statement of Retained Earnings
--------------------------------------------------------------------------------

                                                                Period from date of
                                                                       commencement
                                                                   of operations on
                                                Year ended          July 1, 1998 to
                                               December 31,             December 31,
                                                      1999                     1998
--------------------------------------------------------------------------------
Deficit, beginning of period                   $      47,038          $           -

Net earnings (loss)                                   85,833                (47,038)
-----------------------------------------------------------------------------------
Retained earnings (deficit), end of period     $      38,795          $     (47,038)
===================================================================================


See accompanying notes to financial statements.

GFR NUTRITIONALS LTD.
Statement of Cash Flows


                                                                                  Period from date of
                                                                                         commencement
                                                                                     of operations on
                                                                Year ended            July 1, 1998 to
                                                               December 31,              December 31,
                                                                      1999                       1998
-----------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operations:
  Net earnings (loss)                                        $      85,833            $       (47,038)
  Items not involving cash:
     Amortization                                                   33,382                      8,631
     Deferred income tax expense                                    12,244                    (11,854)
  Change in non-cash operating working capital:
     Increase in accounts receivable                              (186,848)                   (92,431)
     (Increase) decrease in inventory                               19,306                   (222,617)
     Increase in accounts payable and accrued liabilities          145,232                    242,635
     Increase in prepaid expenses                                      (91)                    (1,154)
-----------------------------------------------------------------------------------------------------
                                                                   109,058                   (123,828)

Financing:
     Increase (decrease) in promissory note                        (32,825)                   125,000
     Increase (decrease) in long-term debt                         (28,187)                   233,035
     Issue of share capital                                              -                          1
     Increase (decrease) in bank indebtedness                         (433)                    48,852
-----------------------------------------------------------------------------------------------------
                                                                   (61,445)                   406,888

Investments:
     Purchase of fixed assets                                      (47,613)                  (283,060)
-----------------------------------------------------------------------------------------------------

Change in cash                                                           -                          -

Cash, beginning of period                                                -                          -
-----------------------------------------------------------------------------------------------------
Cash, end of period                                           $          -            $             -
=====================================================================================================

Supplementary information:
   Interest paid during the period                            $     25,094            $        13,457
=====================================================================================================

                                                                               5


See accompanying notes to financial statements.

GFR NUTRITIONALS INC.
Notes to Financial Statements

Years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------




     GFR Nutritionals Ltd. (the "Company") is incorporated in the province of British Columbia, Canada. The Company specializes in formulating, blending, encapsulating and packing nutritional products. The Company's operations are located in the province of British Columbia, Canada.

1.   Significant accounting policies:

     (a) Inventories:

         Raw materials inventory is stated at a lower of weighted average cost and replacement value. Inventories of work in progress is stated at the lower of weighted average cost and net realizable value.

     (b) Fixed assets:

         Fixed assets are stated at cost. Amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows:
         -----------------------------------------------------------------
         Asset                                                        Rate
         -----------------------------------------------------------------

         Manufacturing equipment                                  10 years
         Furniture and fixtures                                    5 years
         Office equipment                                          5 years
         Leasehold improvements                              Term of lease
         Automobile                                                3 years
         -----------------------------------------------------------------



     (c) Revenue recognition:

         Revenue is recognized from sales of product at the time of shipment to customers.

     (d) Income taxes:

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When the recovery of deferred tax assets cannot be considered by management to be more likely than not, a valuation allowance is provided.

GFR NUTRITIONALS INC.
Notes to Financial Statements

Years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


Significant accounting policies (continued):

     (e) Foreign currency translation:

         The Company's primary functional currency is the Canadian dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year-end exchange rates while income and expense accounts are translated at average rates in effect during the year. Gains and losses on translation are included in income.

     (f) Use of estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Inventory:

                                   1999           1998
     -------------------------------------------------
     Raw materials          $   155,016     $  222,617
     Work in process             48,295              -
     -------------------------------------------------
                            $   203,311     $  222,617
     =================================================


3.   Fixed assets:

                                                  Accumulated           Net book
     1999                            Cost         amortization             value
    ----------------------------------------------------------------------------
     Manufacturing equipment    $ 300,564         $     34,576         $ 265,988
     Furniture and fixtures         1,809                  273             1,536
     Office equipment              15,877                3,078            12,799
     Leasehold improvements         5,118                3,071             2,047
     Automobile                     7,305                1,015             6,290
    ----------------------------------------------------------------------------
                                $ 330,673         $     42,013         $ 288,660
    ============================================================================


                                                                               7

GFR NUTRITIONALS INC.
Notes to Financial Statements

Years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------




3. Fixed assets:

                                               Accumulated           Net book
    1998                              Cost     amortization             value
    -------------------------------------------------------------------------
     Manufacturing equipment      $ 269,155     $      6,729        $ 262,426
     Office equipment                 8,280              828            7,452
     Furniture and fixtures             508               51              457
     Leasehold improvements           5,118            1,024            4,094
    -------------------------------------------------------------------------
                                  $ 283,061     $      8,632        $ 274,429
    =========================================================================




4.   Related party transactions:

     During the year, the Company accrued $152,000 (1998 - $Nil) for management fees and paid $60,000 (1998 - $29,300) for rent to the Company's major shareholder. As at December 31, 1999, accounts payable includes $122,509 owing to the Company's major shareholders.

5.   Promissory note:
     ------------------------------------------------------------------------
                                                            1999         1998
     ------------------------------------------------------------------------
     Promissory note, repayable upon demand,
       including interest at 12%                       $  92,175   $  125,000
     ========================================================================


6. Long-term debt:
    -------------------------------------------------------------------------
                                                            1999         1998
    -------------------------------------------------------------------------
    TDBank Small  Business  loan,  repayable
      in monthly  instalments of $3,972,
      including  interest at 10.15%  (1998 - 9.15%),
      maturing  March 15, 2004, secured by certain
      manufacturing  equipment of the Company          $ 204,848    $ 233,035

     Less current portion of long-term debt               29,736       19,258
     ------------------------------------------------------------------------
                                                       $ 175,112    $ 213,777
     ========================================================================

GFR NUTRITIONALS INC.
Notes to Financial Statements

Years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------




6. Long-term debt (continued):

     Principal payments due on long-term debt for each of the five years subsequent to December 31, 1999 and thereafter are as follows:


    ------------------------------------------------------------
     Year ending:
     2000                                          $      29,736
     2001                                                 31,432
     2002                                                 34,775
     2003                                                 38,474
     2004                                                 70,431
     -----------------------------------------------------------



7. Share capital:

   -----------------------------------------------------------------------
                                                            1999      1998
   -----------------------------------------------------------------------
   Authorized:
     100 common shares with no par value
        Issued and outstanding:
          1  common share                                  $   1    $    1
   -----------------------------------------------------------------------



8.   Economic dependence:

     During 1999, the Company sold approximately $2,337,140 or 96% of sales to Prairie Naturals Inc. In 1998, sales to Prairie Naturals Inc. were $306,223 or 98% of the Company's sales. Future operations of the Company depend on continuation of the manufacturing arrangement with Prairie Naturals Inc.

9.   Commitments:

     The Company has entered into a lease agreement for its manufacturing and office facilities with the Company's major shareholder and other parties. The rental charges are $60,000 per year plus property taxes. The lease expires December 31, 2001.

GFR NUTRITIONALS INC.
Notes to Financial Statements

Years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

10. Subsequent events:

     (a) On January 17,2000, the Company issued 99 shares of common stock at a price of $.01 each.

     (b) On January 21, 2000, the Company entered into a share exchange agreement with Laredo Investment Corp. ("Laredo"). In exchange for 100% of the shares of the Company, shareholders of GFR Nutritionals Ltd. will receive 66% of the common shares of Laredo. Laredo is incorporated in the state of Nevada, and is registered with the Securities and Exchange Commission. Laredo had never and will not on the closing of this transaction, have ever conducted business, owned assets, employed persons or incurred any liabilities other than professional fees which are incurred in connection with this transaction.

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

On January 17, 2000 GFR Nutritionals Ltd. ("GFR") and Laredo Investment
Corp. ("Laredo") executed the Merger Agreement that provides for the reverse Merger of GFR with and into Laredo. See "The Merger." The following unaudited pro forma condensed combined financial statements are based on the December 31, 1999 historical consolidated financial statements of GFR and Laredo contained elsewhere herein, giving effect to the transaction under the purchase method of accounting, with Laredo treated as the acquiring entity for financial reporting purposes. The unaudited pro forma condensed combined balance sheet presenting the financial position of the Surviving Corporation assumes the purchase occurred as of December 31, 1999. The unaudited pro forma condensed combined statement of operations presents the results of operations of the Surviving Corporation, assuming the merger was completed on January 1, 1999.

The unaudited pro forma condensed combined financial statements have been prepared by management of GFR and Laredo based on the financial statements included elsewhere herein. The pro forma adjustments include certain assumptions and preliminary estimates as discussed in the accompanying notes and are subject to change. These pro forma statements may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future. These pro forma financial statements should be read in conjunction with the accompanying notes and the historical financial information of both GFR and Laredo (including the notes thereto) included in this Form 8-K Current Report. (See Item 7.
"Financial Statements and Exhibits.")

                   UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
                   -------------------------------------------
                                December 31, 1999
                                -----------------




                                                        GFR            Laredo                            Pro Forma
                                                    Nutritionals     Investment       Pro Forma           Combined
                                                        Ltd.           Corp.         Adjustments           Balance
                                                   -------------     ----------     -------------       -------------
ASSETS

Current Assets                                       $333,217        $      -        $      -            $333,217
Fixed Assets (net)                                    198,800               -               -             198,800
                                                   -------------     ----------     -------------       -------------

     Total Assets                                    $532,017        $      -        $      -            $532,017
                                                   =============     ==========     =============       =============

LIABILITIES AND STOCKHOLDERS'
EQUITY
Bank Indebtedness                                      33,346               -               -              33,346
Accounts Payable & Accrued Expenses                   267,124           1,350               -             268,474
Promissory Notes                                       63,481               -               -              63,481
Current Portion of Long-Term Debt                      20,479               -               -              20,479
                                                  --------------     ----------     -------------       -------------

    Total Current Liabilities                         384,430           1,350               -             385,780

Long-Term Debt                                        120,600               -               -             120,600
Deferred Income Taxes                                     268               -               -                 268
                                                  --------------     ----------     -------------       -------------

     Total Liabilities                                505,298           1,350               -             506,648
                                                  --------------     ----------     -------------       -------------

Stockholders' Equity:
  Common Stock                                              1          15,000          13,999    A         29,000
  Additional Paid in Capital                                -        (12,515)          12,719    A            204
   Retained Earnings (Deficit)                         26,718         (3,835)        (26,718)    A        (3,835)
                                                  --------------     ----------     ---------------     ------------

     Total Stockholders' Equity (Deficit)              26,719         (1,350)               -              25,369
                                                  --------------     ----------     ---------------     ------------

     Total Liabilities and Stockholders' Equity      $532,017        $      -        $      -            $532,017
                                                  ==============     ==========     ===============     ============










   See accompanying notes to unaudited pro forma condensed combined financial statements.

                  UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
                  --------------------------------------------
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                      ------------------------------------




                                             GFR                Laredo                                  Pro Forma
                                         Nutritionals         Investment          Pro Forma             Combined
                                             Ltd.               Corp.            Adjustments             Balance
                                      ------------------- ------------------- ------------------    ------------------
Revenues:
   Sales                                      $1,669,034            $      -           $      -            $1,669,034
   Cost of Sales                               1,213,464                   -                  -             1,213,464
                                      ------------------- ------------------- ------------------    ------------------
      Gross Profit                               455,570                   -                  -               455,570

Expenses:
   General & Administrative                      358,688               2,635                  -               361,323
   Other Expense - Interest                       22,224                   -                  -                22,224
                                      ------------------- ------------------- ------------------    ------------------

Earnings (Loss) Before Income Taxes               74,658             (2,635)                  -                77,294
                                      ------------------- ------------------- ------------------    ------------------

Income Taxes:
   Current                                         7,113                   -                  -                 7,113
   Deferred                                        8,432                   -                  -                 8,432

Net Loss                                         $59,113            $(2,635)                  -               $56,478
                                      =================== =================== ==================    ==================

Loss per share                        $             0.00  $             0.00                        $          (0.01)
                                      =================== ===================                       ==================

Weighted average shares outstanding           19,000,000          10,000,000                               29,000,000
                                      =================== ===================                       ==================






             See accompanying notes to unaudited pro forma condensed
                         combined financial statements.

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL
---------------------------------------------------------
STATEMENTS
----------

(1)      General

In the reverse merger, GFR will be merged with and into Laredo, with the shares of outstanding GFR Common Stock converted into an aggregate of approximately 19,000,000 shares. Subsequent to the Merger, GFR will hold 19,000,000 shares or approximately 66% of the New Common Stock outstanding subsequent to the Merger, subject to certain adjustments. Immediately preceding the merger 5,000,000 shares of Laredo restricted Common Stock held by officers with be canceled in accordance with the merger agreement. Each remaining share of Laredo Stock issued and outstanding prior to the Effective Time will be converted into one share of New Common Stock for an aggregate of 10,000,000 shares of New Common Stock or approximately 44% of the New Common Stock outstanding subsequent to the Merger.


(2)      Pro Forma Adjustments

         The adjustments to the accompanying unaudited pro forma condensed combined balance sheet as of December 31, 1999, are described below:

         (A) Record merger by converting Laredo Common stock and GFR Stock to newly issued shares of New Common Stock, par value $0.001 per share.

         The adjustments to the accompanying unaudited pro forma condensed combined statements of operations are described below:

         There are no anticipated adjustments to the statements of operations as a result of the merger.

Item 8. Changes In And Disagreements With Accountants On Accounting And
        Financial Disclosure:   None

                                    Part III

Item 9. Directors And Executive Officers Of The Company

Business Experience Of Management

Richard Pierce, President and CEO

Mr. Pierce is the President and Chief Executive Officer of GFR Nutritionals Ltd. In his role he oversees all aspects of operations, administration and financing of the Company.

Mr. Pierce has almost 15 years experience in the natural health industry. From 1997 to 1998, prior to founding GFR Nutritionals Ltd., Mr. Pierce worked as a Business Development Coordinator for Integrated Equity Management. He was involved in marketing bridge financing arrangements to private corporations. For one year spanning 1996 and 1997, Mr. Pierce worked as an Industry Consultant for Natraceuticals Inc.. He specialized in the development and marketing of new sports nutrition products.

For ten years prior to joining Natraceuticals Inc, Mr. Pierce founded and acted as President and CEO of NHF (Nutrion Health and Fitness Inc.). This company researched, designed, formulated, manufactured and marketed four sports nutrition product lines throughout Canada.

In 1983, Mr. Pierce founded Natural Health Products and acted as President and CEO. Natural Health Products designed, formulated, manufactured and marketed the first sports nutrition line in Atlantic Canada.


Marc Casavant, Chief Financial Officer

Mr. Casavant joined the Company as Chief Financial Officer in April 2000. From March 1998 to April 2000, he was Vice President of Operations for Basic Sports Nutrition, Surrey, British Columbia. During 1996 to March 1998 Mr. Casavant served as Plant Manager for Nu-Life Nutrition, Maple Ridge, British Columbia. During 1995 through 1997 he was Controller of Nutrion Health & Fitness, Maple Ridge, British Columbia. During 1993 to 1995, Mr. Casavant was Controller of Majestic Marketing Ltd., White Rock, British Columbia. From 1989 to 1993, he was the Senior Accountant for Ebco Industries, Ltd., in Richmond, British Columbia. Mr. Casavant obtained a Business Administration Diploma in 1985 from Okanagan College, Kellowna, British Columbia.

Lucretia Schanfarber, Director

Ms Schanfarber has served as Vice President of Sales and Marketing of GFR Nutritionals since inception. She has over 25 years of marketing experience in all sectors of the Natural Health Products Industry. She is the host and writer of the Healthy Stuff with Lucretia Radio Show and the host and writer of Health Experts On Call Radio Show of CFUN 1410 AM Vancouver, British Columbia. She is also a contributing editor to the Encyclopedia of Natural Healing published by Alive Books in 1998 and is a regular contributing writer to Alive Magazine and Healthy Living Guide Magazine. From 1993 to 1996, Ms Schanfarber served as National Director of Sales and Marketing of Nutrion Health and Fitness, Maple Ridge, British Columbia.


Item 10.  Executive Compensation

     (a) Summary Compensation Table

The Company has omitted the Summary Compensation Table as it has not paid any cash or non-cash compensation to its Chief Executive Officer or other officers during the fiscal year ended December 31, 1999.

     (b) Options/Sar Grants In Last Fiscal Year (Individual Grants)

The Company does not have a Directors and Officers Stock Option Plan, or a Key Personnel Compensation Plan.

     (c) Aggregated Option/Sar Exercises In The Last Fiscal Year And Fiscal Year-End Option/Sar Values

The Company does not have a Directors and Officers Stock Option Plan, or a Key Personnel Compensation Plan.

     (d) Long-Term Incentive Plans - Awards In The Last Fiscal Year

The Company does not have a Directors and Officers Stock Option Plan, or a Key Personnel Compensation Plan.

     (e) Compensation Of Directors

1. Standard Arrangements

The members of the Company's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

2. Other Arrangements

There are no other arrangements.

     (f) Employment Contracts And Termination Of Employment, Change In Control Arrangements

The Company's President and CEO did not receive any compensation in 1998. For the 12 months ended December 31, 1999, the President and CEO received $152,000 in compensation pursuant to an oral agreement.


Item 11.  Security Ownership Of Certain Beneficial Owners And Management

     (a)(b) Security Ownership of Management and Certain Beneficial Owners holding five percent or greater of the 29,000,000 shares of common stock outstanding as of date of Closing of the Acquisition Agreement.


Title of      Name and Address                      Amount and Nature       % of
Class         of Beneficial Owner                of Beneficial Ownership   Class
--------------------------------------------------------------------------------
Common         Richard Pierce                           17,100,000         59.0%
               President, CEO, Director
               c/o Suite 1450, 1075 W. Georgia St.
               Vancouver, British Columbia V6B 3C9

               Lucretia Schanfarber                      1,900,000          6.6%
               Director
               c/o Suite 1450, 1075 W. Georgia St.
               Vancouver, British Columbia V6B 3C9

               Marc Casavant                                     0            0%
               Chief Financial Officer

               All officers and Directors               19,000,000         55.6%
               as a Group (3 persons)

     (1) c/o Suite 1450, 1075 W. Georgia St. Vancouver, British Columbia V6B 3C9


Compliance with Section 16 Reporting:

The above named Executive Officers and Directors failed to timely file Forms 3 Initial Statement of Ownership and Form 5 Annual Statement of Ownership. None of the above named Executive Officers have entered into transactions requiring the filing of a Form 4 Changes in Ownership. All holdings of common stock and options to acquire common stock are accurately reported herein.

     (c) Changes In Control

On December 15, 1999, Shirley Bethurum, the Company's sole officer and director appointed Lois Couston as a director of the Company and as President and Stella Schreiner as Secretary and director. Immediately thereafter, Ms Bethurum resigned all positions with the Company.

On January 21, 2000, the Company entered into an Acquisition Agreement with GFR Nutritionals, Ltd., a British Columbia corporation, (GFR), Richard Pierce and Lucretia Schanfarber (the GFR Majority Shareholders) to acquire their shares representing 100% of the outstanding common stock of GFR in exchange for 19,000,000 shares of the Company's restricted common stock.

Item 12. Certain Relationships And Related Transactions

On January 21, 2000, the Company entered into an Acquisition Agreement with GFR Nutritionals, Ltd., a British Columbia corporation, (GFR), Richard Pierce and Lucretia Schanfarber (the GFR Majority Shareholders) to acquire their shares representing 100% of the outstanding common stock of GFR in exchange for 19,000,000 shares of the Company's restricted common stock

Item 13. Exhibits, Financial Statement Schedules & Reports On Form 8-K

The following documents are filed as part of this report under Part II, Item 8:

1. Audited Financial Statements of Laredo Investments Corp.

2. Audited Financial Statements of GFR Nutritionals, Ltd.

3. Pro Forma Financial Information giving effect to the acquisition

Exhibits as required by Item 601 of Regulation S-B

Exhibit Number    Description                       Incorporated by Reference to
--------------------------------------------------------------------------------
(3)(1)            Articles of Incorporation as
                  amended                           Company's  Report on Form
                                                    10SB12G  dated November 5,
                                                    1999

(3)(2)            Bylaws                            Company's Report on Form
                                                    10SB12G dated November 5,
                                                    1999.


27                Financial Date Schedule


(b) Reports of Form 8-K

    Change in Control / Acquisition of GFR Nutritionals Ltd., dated May 3, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO INVESTMENTS CORP.

Dated: May 9, 2000


/s/ RICHARD PIERCE
------------------
Richard Pierce, President


/s/ LUCRETIA SCHANFARBER
------------------------
Lucretia Schanfarber, Director


/s/ MARC CASAVANT
-----------------
Marc Casavant, Chief Financial Officer