Form 10QSB
period 2000-03-31
LAREDO INVESTMENT CORP
filed 2000-05-15
CIK 1096294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000
                                                ----------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to

                        COMMISSION FILE NUMBER 000-27959

                             LAREDO INVESTMENT CORP.
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                                77-0517964
-------------------------------------------------------------------------------
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

      SUITE 1450, 1075 WEST GEORGIA STREET, VANCOUVER, BC, CANADA, V6B 3C9
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 460-8440
                            Issuer's telephone number

         (Former name, former address and former fiscal year, if changed since last report.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: MARCH 31, 2000 29,000,000
                                                   --------------------------

         Transitional Small Business Disclosure Format (check one).
YES      ;  NO   X
    ----       ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANT'S REPORT

Laredo Investment Corp.


         We have reviewed the accompanying balance sheets of Laredo Investment Corp. as of March 31, 2000, and the related statements of operations, and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                                    Respectfully submitted

                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
May 12, 2000

                             LAREDO INVESTMENT CORP.
                                 BALANCE SHEETS

                                                     March 31,      December 31,
                                                       2000              1999
                                                    ---------         ---------
ASSETS
Current Assets:

Cash and cash equivalents ..................        $ 126,497         $    --
Receivables ................................          278,362           192,339
Inventory ..................................          100,087           140,020
Prepaid expense ............................              857               857
                                                    ---------         ---------

     Total Current Assets ..................          505,803           333,216
                                                    ---------         ---------

Property and equipment:
Manufacturing Equipment ....................          387,089           206,998
Office Equipment ...........................           14,526            10,934
Furniture & Fixtures .......................            1,245             1,245
Vehicles ...................................            5,026             5,026
Leasehold improvements .....................            3,521             3,521
                                                    ---------         ---------
                                                      411,407           227,724
Less accumulated depreciation ..............          (37,797)          (28,924)
                                                    ---------         ---------
                                                      373,610           198,800
                                                    ---------         ---------

     Total Assets ..........................        $ 879,413         $ 532,016
                                                    =========         =========

                             LAREDO INVESTMENT CORP.
                                 BALANCE SHEETS
                                   (Continued)

                                                       March 31,    December 31,
                                                          2000           1999
                                                       ---------      ---------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities .........     $ 191,788      $ 267,393
Short-term notes payable .........................       415,401         33,346
Related party loans ..............................        65,170         63,481
Current portion long-term debt ...................        20,036         20,479
                                                       ---------      ---------

     Total Current Liabilities ...................       692,395        384,699
                                                       ---------      ---------

Long-term debt ...................................       114,658        120,600
                                                       ---------      ---------

     Total Liabilities ...........................       807,053        505,299
                                                       ---------      ---------

STOCKHOLDERS EQUITY
 Common Stock - $0.001 par value .................
   100,000,000 shares authorized .................
   15,000,000 issued and outstanding .............        15,000         15,000
Common Stock to be issued ........................        14,000         14,000
Additional paid-in capital .......................         4,711        (29,000)
Currency translation adjustment ..................          (166)          --
Retained deficit .................................        38,815         26,717
                                                       ---------      ---------

     Total Stockholders' Equity ..................        72,360         26,717
                                                       ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......     $ 879,413      $ 532,016
                                                       =========      =========






                 See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                            STATEMENTS OF OPERATIONS

                                                    For the three months ended
                                                            March 31,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------

Revenues .....................................    $    571,139     $    458,419
Cost of Revenues .............................         404,366          334,949
                                                  ------------     ------------
Gross Margin .................................         166,773          123,470

Expenses

   Selling & Marketing .......................          11,303               28
   General & Administrative ..................          95,650           85,935
                                                  ------------     ------------
                                                       106,953           85,963
                                                  ------------     ------------

Net Loss from Operations .....................          59,820           37,507
                                                  ------------     ------------

Other Income (Expense)
   Interest, Net .............................          (9,643)          (4,132)
   Currency Exchange, Net ....................            --               --
                                                  ------------     ------------

Net Loss Before Income Taxes .................          50,177           33,375
Income Tax Expense ...........................          (7,527)          (5,006)
                                                  ------------     ------------

Net Loss To Common Stockholders ..............    $     42,650     $     28,369
                                                  ============     ============

Basic and Diluted Loss Per Common Share ......    $       --       $       --
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES .....      16,092,308       25,000,000
                                                  ============     ============







                 See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                            STATEMENTS OF CASH FLOWS

                                                          For the three months ended
                                                                   March 31,
                                                            ----------------------
                                                               2000         1999
                                                            ---------    ---------
Cash Flows From Operating Activities
   Net loss for the period ..............................   $  42,650    $  28,369
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and Amortization ......................       8,873        6,136
     Decrease (Increase) in Receivables .................     (86,023)     (91,105)
     Decrease (Increase) in inventory ...................      39,933       97,934
     Decrease (Increase) in prepaid expense .............        --            795
     Decrease in accounts payable and accrued liabilities     (75,605)     (34,803)
                                                            ---------    ---------
Net Cash Provided by (Used in) Operating Activities .....     (70,172)       7,326
                                                            ---------    ---------
Cash Flows From Investing Activities
   Purchase of property and equipment ...................    (183,683)        --
                                                            ---------    ---------
Net Cash Provided by Investing Activities ...............    (183,683)        --
                                                            ---------    ---------
Cash Flows From Financing Activities
   Payments on short-term notes payable .................     (26,497)        --
   Proceeds from short-term notes payable ...............     414,175         --
   Principle payment on long-term debt ..................      (7,326)      (7,326)
                                                            ---------    ---------

Net Cash Provided by Financing Activities ...............     380,352       (7,326)
                                                            ---------    ---------

Increase (Decrease) in Cash .............................     126,497         --
Cash at beginning of period .............................        --           --
                                                            ---------    ---------

Cash at End of Period ...................................   $ 126,497    $    --
                                                            =========    =========

Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period ......................   $     764    $   4,544
                                                            =========    =========
   Income taxes paid during the period ..................   $    --      $    --
                                                            =========    =========

Supplemental Disclosure of Non-cash Investing
 and Financing Activities:     None

                 See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Laredo Investment Corp. ( the "Company") is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of March 31, 2000 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

ORGANIZATION AND BASIS OF PRESENTATION

         The Company was incorporated under the laws of the State of Nevada on December 18, 1996. The Company ceased all operating activities during the period from December 18, 1996 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a Certificate of renewal from the State of Nevada. From July 9, 1999 to January 21, 2000, the Company was in the development stage.

         On January 21, 2000, the Company entered into an Acquisition Agreement with GFR Nutritionals, Ltd., a British Columbia corporation, (GFR), Richard Pierce and Lucretia Schanfarber (the GFR Majority Shareholders) to acquire their shares representing 100% of the outstanding common stock of GFR in exchange for 19,000,000 newly issued shares of the Company's restricted common stock. The transaction has been recorded as a reverse merger.

NATURE OF BUSINESS

         The Company specializes in formulating, blending, encapsulating and packing nutritional products. The Company's operations are located in the province of British Columbia, Canada.

CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

         Raw materials inventory is stated at a lower of weighted average cost and replacement value. Inventories of work in progress is stated at the lower of weighted average cost and net realizable value.

DEPRECIATION

         Fixed assets are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

                     Asset                              Rate
------------------------------------------------  -----------------
Manufacturing equipment                                    10 years
Furniture and fixtures                                      5 years
Office equipment                                            5 years
Leasehold improvements                                Term of lease
Automobile                                                  3 years

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

         The Company has adopted the Financial Accounting Standards Board SFAS No., 121, "Accounting for the Impairment of Long-lived Assets." SFAS No. 121 addresses the accounting for (i) impairment of long-lived assets, certain identified intangibles and goodwill related to assets to be held and used, and
(ii) long-live lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the used of the asset and its eventual disposition (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenue is recognized from sales of product at the time of shipment to customers.

FOREIGN CURRENCY TRANSLATION

         The Company's primary functional currency is the Canadian dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year-end exchange rates while income and expense accounts are translated at average rates in effect during the year. Gains and losses on translation are included in income.

PERVASIVENESS OF ESTIMATES

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

EARNINGS PER SHARE

         The reconciliations of the numerators and denominators of the basic and diluted earnings per share computations are as follows:

                                                                      Per-Share
                                              INCOME      SHARES        AMOUNT
                                            ----------   ---------    ----------
                                            (Numerator)(Denominator)

                                       For the three months ended March 31, 2000
Basic & Diluted Earnings per Share
Net Income to common shareholders .......   $   42,650   16,134,958   $     --
                                            ==========   ==========   ==========

                                       For the three months ended March 31, 1999
Basic & Diluted Earnings per Share
Net Income to common shareholders .......   $   28,369   25,000,000   $     --
                                            ==========   ==========   ==========

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

         The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

RECLASSIFICATIONS

         Certain   reclassifications  have  been  made  in  the  1999  financial statements to conform with the 2000 presentation.

NOTE 2 - INVENTORY

         As of March 31, 2000 and December 31, 1999, Inventory consists of the following:

                                                      2000                1999
                                                    --------            --------

Raw materials ..........................            $ 92,412            $106,760
Work in process ........................               7,675              33,260
                                                    --------            --------

Total Inventory ........................            $100,087            $140,020
                                                    ========            ========

NOTE 3 - RELATED PARTY TRANSACTIONS

         As of March 31, 2000, accrued management fees of GFR of approximately $54,000 ($78,000 Canadian) are due to a major shareholder. As at March 31, 2000, accounts payable includes approximately $84,000 ($122,000 Canadian) owing to the Company's major shareholders.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 4 - PROMISSORY NOTES

                                                          March 31, December 31,
                                                              2000        1999
                                                          ----------  ----------
Promissory note, repayable to related parties upon
   demand, including interest at 12% ...................  $   65,170  $   63,481
Promissory note, repayable upon demand including
    interest at 1% over prime (9%) .....................     415,401        --
                                                          ----------  ----------

Total ..................................................  $  480,571  $   63,481
                                                          ==========  ==========

NOTE 5 - LONG-TERM DEBT


                                                          March 31, December 31,
                                                             2000        1999
                                                          ----------  ----------
TDBank Small Business loan, repayable
  in monthly instalments of $3,972,
  including interest at 10.15%, maturing
  March 15, 2004, secured by certain
  manufacturing equipment of the Company ...............  $  134,694  $  141,079

Less current portion of long-term debt .................      20,036      20,479
                                                          ----------  ----------

                                                          $  114,658  $  120,600
                                                          ==========  ==========

         Principal payments due on long-term debt for each of the five years subsequent to March 31, 2000 and thereafter are as follows:

       Year ending:                Amount

---------------------------  ------------------

           2000              $           14,836
           2001                          21,614
           2002                          23,913
           2003                          26,456
           2004                          29,270
        Thereafter                       18,605
                             ------------------
           Total             $          134,694
                             ==================

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 6 - ECONOMIC DEPENDENCE

         During 2000, the Company sold approximately $538,000 or 94% of sales to Prairie Naturals Inc. Future operations of the Company depend on continuation of the manufacturing arrangement with Prairie Naturals Inc.

NOTE 7 - COMMITMENTS

         The Company has entered into a lease agreement for its manufacturing and office facilities with the Company's major shareholder and other parties. The rental charges are approximately $41,000 ($60,000 Canadian) per year. The lease expires December 31, 2001.

         The minimum future lease payments under these leases for the next five years are:

       Year Ended                                             Real Property
      December 31,
-------------------------                                   -----------------
         2000                                               $          41,000
         2001                                                          41,000
         2002                                                               -
         2003                                                               -
         2004                                                               -
         Thereafter                                                         -
                                                            -----------------

         Total minimum future lease payments                $          82,000
                                                            =================

         The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 8 - STOCK SPLIT

         On May 6, 1999 the Board of Directors authorized a 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 have been restated to reflect the stock split.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 8 - STOCK SPLIT (CONTINUED)

         On November 15, 1999 the majority shareholder returned 400,000 shares to the Company. On the same day the Company's Board of Directors authorized a 25 to 1 stock split of the remaining 600,000 shares of the Company's $.001 par value common stock. As a result of the split, 14,400,000 shares were issued, and Paid-In Capital was reduced by $14,400. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 have been restated to reflect the stock split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

The Company is currently working on securing additional private label manufacturing contracts. The key target for private label sales are wholesale distributors of health food nutrition products. The Company is also pursuing opportunities for direct sales to consumers through the Internet.

RESULTS OF OPERATIONS -

                                                         March 31,     March 31,
                                                           2000          1999
                                                         --------      --------
Sales ..............................................     $571,139      $458,419
Cost of Sales ......................................      404,366       334,949
Gross Profit .......................................      166,773       123,470
Gross Profit Margin ................................         29.2%         26.9%
Selling, General & Administrative Expenses .........      106,953        85,963
Administrative Expenses as a % of sales ............         18.7%         18.8%

94% of first quarter 2000 sales were to Prairie Naturals Inc., a related party wholesale distributor for which the Company manufactures private label products. The Company has an verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. distributes under the Prairie Naturals Inc. name. The Company also has an exclusive written contract to manufacture one product that Prairie Naturals Inc, distributes for a third party private label.

Operating margins in first quarter 2000 were 29% of sales revenue compared to 27% for first quarter 1999. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses. General and administrative expenses were approximately 19% of sales in first quarter 2000 and 1999.

The Company anticipates realizing economies of scale as production volumes increase. Selling, general and administrative expenses include advertising expenses which will increase due to the Company's plan to expand marketing efforts.

LIQUIDITY  AND  CAPITAL   RESOURCES  -  The  Company  requires  working  capital
principally to fund its current operations for which the Company has relied on short-term and long-term borrowings.

The Company's working capital ratio was 0.73:1 as at March 31, 2000. Finished goods inventory balances at March 31, 2000 were minimal. Generally, the Company has been shipping goods immediately upon completion. As business volumes increase, finished goods inventory will be required to be kept on hand.

Current liabilities include a $65,000 ($95,000 Canadian) promissory note payable to a party related to the shareholder, which bears interest at 12% annually. These funds are repayable on demand however, the request for repayment occurring at this time is not expected.

Also included in current liabilities is a $415,000 note payable to third parties, which bear interest at 1% over prime(9%). These funds are repayable on demand however, the Company has the option to repay the amounts with options to purchase shares of the Company's common stock or with section 144 shares.

The Company has a small business loan outstanding with a balance of approximately $135,000 ($196,000 Canadian) as at March 31, 2000. This loan bears interest at 10.15% over a 5 year term. Only the principal portion of this loan that is repayable in the next fiscal year has been included in the working capital calculations.

The Company acquired an additional $184,000 of manufacturing equipment in first quarter 2000 and anticipates acquiring and additional $30,000 in fiscal 2000 in order to meet demands for new private label sales. Plant renovations costing $35,000 are also expected to be completed in fiscal 2000. These expenditures will be financed through private placement of shares. Increased sales volumes will also necessitate hiring additional operations, sales and administrative personnel.

Cash flows. Operating activities used cash of approximately $70,000 for the three months ended March 31, 2000.

Investing activities have used cash of approximately $184,000 for the three months ended March 31, 2000. Investing activities primarily represent purchases of manufacturing equipment and office equipment.

Financing activities provided cash of approximately $380,000 for the three months ended March 31, 2000. Financing activities primarily represent proceeds from short-term demand notes with interest at rates from 10% to 12%.

The Company expects future development and expansion will be financed through cash flow from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

EFFECT OF INFLATION - The Company does not anticipate any financial impact, whether beneficial or detrimental, as a result of inflation.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K reporting "Item 1. Changes in Control of the registrant " on May 2, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             LAREDO INVESTMENT CORP.
                                  (Registrant)






DATE:     MAY 15, 2000                        BY:    /S/ RICHARD PIERCE
       --------------------                       ---------------------
                                 Richard Pierce

                                                     President, C.E.O., Director

DATE:     MAY 15, 2000                        BY:    /S/ MARC CASAVANT
       --------------------                       --------------------
                                  Marc Casavant

                                     C.F.O.