Form 10-Q
period 2000-06-30
LAREDO INVESTMENT CORP
filed 2000-08-14
CIK 1096294

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

 For the transition period from ____________________ to _______________________

                           Commission File No. 0-27959
                                               -------

                             LAREDO INVESTMENT CORP.
                             -----------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                   77-0517964
              ------                                   ----------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                      Suite 1450, 1075 West Georgia Street
                          Vancouver, BC, Canada V6B 3C9
                          -----------------------------
                    (Address of principal executive offices)

                                 (604) 460-8440
               --------------------------------------------------
              (Registrant's telephone number, including area code)

 ------------------------------------------------------------------------------
         (Former name or former address, if changed since last report.)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X       No
                                   ---         ---

                  Transitional small business disclosure format

                               Yes          No  X
                                   ---         ---


         As of August 14, 2000, there were 29,000,000 shares of common stock, par value $.001 per share of the registrant issued and outstanding.

                             LAREDO INVESTMENT CORP.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                PAGE

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements                                    2

          Notes to Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis                   13

PART II OTHER INFORMATION                                        15

Item 6.   Exhibits

SIGNATURES

INDEX TO EXHIBITS

                             LAREDO INVESTMENT CORP.
                                 BALANCE SHEETS




                                               June 30,           December 31,
                                                2000                 1999
                                           -----------------   -----------------
ASSETS
Current Assets:
Cash and cash equivalents                  $              -    $              -
Receivables                                         396,445             192,339
Inventory                                           265,528             140,020
Prepaid expense                                       5,973                 857
                                           -----------------   -----------------

     Total Current Assets                           667,946             333,216
                                           -----------------   -----------------

Property and equipment:
Manufacturing Equipment                             426,801             206,998
Office Equipment                                     14,576              10,934
Furniture & Fixtures                                  2,387               1,245
Vehicles                                              5,026               5,026
Leasehold improvements                                3,521               3,521
                                           -----------------   -----------------
                                                    452,311             227,724
Less accumulated depreciation                       (48,000)            (28,924)
                                           -----------------   -----------------
                                                    404,311             198,800
                                           -----------------   -----------------

     Total Assets                          $      1,072,257    $        532,016
                                           =================   =================

                             LAREDO INVESTMENT CORP.
                                 BALANCE SHEETS
                                   (Continued)



                                                   June 30,        December 31,
                                                    2000              1999
                                               ---------------   ---------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities       $      445,758    $      267,393
Short-term notes payable                              434,881            33,346
Related party loans                                    65,758            63,481
Current portion long-term debt                         20,200            20,479
                                               ---------------   ---------------

     Total Current Liabilities                        966,597           384,699
                                               ---------------   ---------------

Long-term debt                                        107,940           120,600
                                               ---------------   ---------------

     Total Liabilities                              1,074,537           505,299
                                               ---------------   ---------------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value.
  100,000,000 shares authorized.
  15,000,000 issued and outstanding.                   15,000            15,000
Common Stock to be issued 14,000,000 shares            14,000            14,000
Additional paid-in capital                                  -                 -
Currency translation adjustment                          (362)            1,349
Retained deficit                                      (30,918)           (3,632)
                                               ---------------   ---------------

     Total Stockholders' Equity                        (2,280)           26,717
                                               ---------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    1,072,257    $      532,016
                                               ===============   ===============




                 See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                            STATEMENTS OF OPERATIONS




                                           For the three months ended               For the six months ended
                                                    June 30,                                June 30,
                                      -------------------------------------  --------------------------------------
                                            2000                1999                2000                1999
                                      -----------------   -----------------  ------------------  ------------------

Revenues                              $         440,407   $         359,610  $        1,011,546  $          818,029
Cost of Revenues                                317,825             227,844             722,191             562,793
                                      -----------------   -----------------  ------------------  ------------------
Gross Margin                                    122,582             131,766             289,355             255,236

Expenses
   Selling & Marketing                            7,138               7,111              18,441               7,139
   General & Administrative                     150,958              71,932             246,608             157,867
                                      -----------------   -----------------  ------------------  ------------------
                                                158,096              79,043             265,049             165,006
                                      -----------------   -----------------  ------------------  ------------------

Net Loss from Operations                        (35,514)             52,723              24,306              90,230
                                      -----------------   -----------------  ------------------  ------------------

Other Income (Expense)
   Interest, Net                                (16,284)               (521)            (25,927)             (4,653)
   Currency Exchange, Net                       (25,665)                  -             (25,665)                  -
                                      -----------------   -----------------  ------------------  ------------------

Net Loss Before Income Taxes                    (77,463)             52,202             (27,286)             85,577
Income Tax Expense                                7,527              (2,623)                  -              (7,629)
                                      -----------------   -----------------  ------------------  ------------------

Net Loss                              $         (69,936)  $          49,579  $          (27,286) $           77,948
                                      =================   =================  ==================  ==================

Basic and Diluted Loss Per
Common Share                          $              -    $              -   $               -   $               -
                                      =================   =================  ==================  ==================

Weighted Average Number of
Common Shares                                29,000,000          25,000,000          29,000,000          25,000,000
                                      =================   =================  ==================  ==================


                 See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                            STATEMENTS OF CASH FLOWS



                                                                                    For the six months ended
                                                                                            June 30,
                                                                             --------------------------------------
                                                                                    2000                1999
                                                                             ------------------  ------------------
Cash Flows From Operating Activities
   Net loss for the period                                                   $          (27,286) $           77,948
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Currency translation adjustment                                                     (1,711)                  -
     Depreciation and Amortization                                                       19,076              11,283
     Decrease (Increase) in Receivables                                                (204,106)            (95,555)
     Decrease (Increase) in inventory                                                  (125,508)             90,410
     Decrease (Increase) in prepaid expense                                              (5,116)                  -
     Increase (Decrease) in accounts payable & accrued liabilities                      195,899             (57,706)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                    (148,752)             26,380
                                                                             ------------------  ------------------

Cash Flows From Investing Activities
   Purchase of property and equipment                                                  (224,587)             (6,016)
                                                                             ------------------  ------------------
Net Cash Provided by Investing Activities                                              (224,587)             (6,016)
                                                                             ------------------  ------------------

Cash Flows From Financing Activities
   Payments on short-term notes payable                                                 (26,497)            (13,520)
   Proceeds from short-term notes payable                                               414,175                   -
   Principle payment on long-term debt                                                  (14,339)             (6,844)
                                                                             ------------------  ------------------

Net Cash Provided by Financing Activities                                               373,339             (20,364)
                                                                             ------------------  ------------------

Increase (Decrease) in Cash                                                                   -                   -
Cash at beginning of period                                                                   -                   -
                                                                             ------------------  ------------------

Cash at End of Period                                                        $                -  $                -
                                                                             ==================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                           $            3,909  $            4,653
                                                                             ==================  ==================
   Income taxes paid during the period                                       $                -  $                -
                                                                             ==================  ==================

Supplemental Disclosure of Non-cash Investing
 and Financing Activities:     None




                 See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Laredo Investment Corp. ( the "Company") is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of June 30, 2000 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                   (Continued)


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

Depreciation

     Fixed assets are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

                     Asset                              Rate
               ---------------------------------  -----------------

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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                   (Continued)

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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) per Share

       The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                             Per-Share
                                                      Income              Shares               Amount
                                                      ------              ------               ------
                                                   (Numerator)         (Denominator)

                                                         For the three months ended June 30, 2000
                                                         ----------------------------------------
Basic & Diluted Loss per Share
Loss to common shareholders                     $         (69,936)          29,000,000   $               -
                                                ==================  ===================  ==================

                                                          For the six months ended June 30, 2000
                                                          --------------------------------------
Basic & Diluted Loss per Share
Loss to common shareholders                     $         (27,286)          29,000,000   $               -
                                                ==================  ===================  ==================

                                                         For the three months ended June 30, 1999
                                                         ----------------------------------------
Basic & Diluted Loss per Share
Loss to common shareholders                     $          49,579           25,000,000   $               -
                                                ==================  ===================  ==================

                                                          For the six months ended June 30, 1999
                                                          --------------------------------------
Basic & Diluted Loss per Share
Loss to common shareholders                     $          77,948           25,000,000   $               -
                                                ==================  ===================  ==================


     The effect of outstanding common stock equivalents are anti-dilutive for June 30, 2000 and 1999 and are thus not considered.

NOTE 2 - INVENTORY

     As of June 30, 2000 and December 31, 1999, Inventory consists of the following:

                                                 2000                1999
                                          ------------------  ------------------
          Raw materials                   $          198,282  $          106,760
          Work in process                             67,246              33,260
                                          ------------------  ------------------
          Total Inventory                 $          265,528  $          140,020
                                          ==================  ==================

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                   (Continued)


NOTE 3 - RELATED PARTY TRANSACTIONS

     As of June 30, 2000, accrued management fees of GFR of approximately $54,000 ($78,000 Canadian) are due to a major shareholder. As at June 30, 2000, accounts payable includes approximately $84,000 ($122,000 Canadian) owing to the Company's major shareholders.

NOTE 4 - PROMISSORY NOTES

                                                                    June 30,      December 31,
                                                                      2000            1999
                                                               ---------------   ---------------
Promissory note, repayable to related parties upon
   demand, including interest at 12%                           $        65,758   $        63,481
Promissory note, repayable upon demand including
    interest at 1% over prime (9.5%)                                   434,881                 -
                                                               ---------------   ---------------

Total                                                          $       500,639   $        63,481
                                                               ===============   ===============


NOTE 5 - LONG-TERM DEBT

                                                                    June 30,      December 31,
                                                                      2000            1999
                                                               ---------------   ---------------
TDBank Small Business loan, repayable
  in monthly instalments of $3,972,
  including interest at 10.15%,
  maturing March 15, 2004, secured by certain
  manufacturing equipment of the Company                       $       128,140   $       141,079

Less current portion of long-term debt                                  20,200            20,479
                                                               ---------------   ---------------

                                                               $       107,940   $       120,600
                                                               ===============   ===============

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                   (Continued)

NOTE 5 - LONG-TERM DEBT (Continued)

     Principal payments due on long-term debt for each of the five years subsequent to June 30, 2000 and thereafter are as follows:

                 Year ending:                   Amount

          ---------------------------     ------------------

                     2000                 $           10,385
                     2001                             21,247
                     2002                             23,506
                     2003                             26,006
                     2004                             28,772
                  Thereafter                          18,224
                                          ------------------
                     Total                $          128,140
                                          ==================

NOTE 6 - ECONOMIC DEPENDENCE

     During 2000, the Company sold approximately $951,000 or 94% of sales to Prairie Naturals Inc. Future operations of the Company depend on continuation of the manufacturing arrangement with Prairie Naturals Inc.

NOTE 7 - COMMITMENTS

     The Company has entered into a lease agreement for its manufacturing and office facilities with the Company's major shareholder and other parties. The rental charges are approximately $41,000 ($60,000 Canadian) per year. The lease expires December 31, 2001.

     The minimum future lease payments under these leases for the next five years are:

             Year Ended                                Real Property
            December 31,
          ---------------                             ---------------
             2000                                     $        41,000
             2001                                              41,000
             2002                                                   -
             2003                                                   -
             2004                                                   -
             Thereafter                                             -
                                                      ---------------

             Total minimum future lease payments      $        82,000
                                                      ===============

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                   (Continued)


NOTE 7 - COMMITMENTS (Continued)

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

Safe Harbor Statement

         Except for the historical information contained in this report, certain statements, including information set forth under Item 2 "Management's Discussion and Analysis" constitute or may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Laredo Investment Corp. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward-looking statement.

PART II  OTHER INFORMATION

Item 2.  Management's Discussion and Analysis.

General

         This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

         The Company was incorporated in Nevada on December 18, 1996. From that time up until January 21, 2000, the Company has generally remained dormant. On January 21, 2000, the Company acquired GFR Nutritionals, Ltd., a British Columbia corporation ("GFR"), from its sole shareholders, Richard Pierce and Lucretia Schanfarber, for consideration consisting of 19,000,000 shares of the Company. Since the acquisition, the Company has adopted the business of GFR, which consists of manufacturing nutritional supplement products such as Devil's Claw Root Extract, St. John's Wort Extract, Kava Kava, Ginkgo Biloba Leaf Extract, Coenzyme Q10, Ginseng, Echinacea, Grapeseed Extract, Vitamin C, L-Glutamine and Garlic for sale to wholesale distributors. The Company's primary goal during the next fiscal year is to expand its marketing efforts to secure additional private label contracts with wholesale distributors of nutritional products as well as to expand retail distribution both through direct sales to established market channels such as health food retail stores, department and grocery stores, health practitioners as well as to market its products directly to consumers via the Internet.

Results of Operations

         Six months ended June 30, 1999 compared to six months ended June 30,
2000

         Currently, most of the Company's revenues are derived from its verbal arrangement with Prairie Naturals Inc. ("PNI") to manufacture, on an as-ordered-basis, private label products that Prairie Naturals Inc. distributes under its name. The Company also has an exclusive written contract to manufacture one product that PNI distributes for a third party private label.

         As the Company expands its marketing efforts to wholesale distributors, other than PNI, and directly to consumers, it anticipates realizing economies of scale from the resulting production volume increases. However, selling, general and administrative expenses which include advertising expenses are also expected to increase.

         Operating margins in the second quarter 2000 were 28% of sales revenue compared to 37% for second quarter 1999. Cost of Sales includes the cost of raw materials used in manufacturing, labor costs and an applicable share of overhead expenses. General and administrative expenses were approximately 34% of sales in second quarter 2000 as compared to 20% for second quarter 1999. This increase was due to the addition of more employees including a production manager and quality control personnel in order to further expand the Company's production capacity.

Liquidity and Capital Resources

         The Company requires working capital principally to fund its current operations for which it has relied on short-term and long-term borrowings.

         The Company used cash in operating activities for the six months ended June 30, 2000 totaling $148,752 and operating activities provided cash for the six-month period ended June 30, 1999 totalling $26,380. In addition, the Company invested cash in property and equipment for the six months ended June 30, 2000 and 1999 totaling $224,587 and $6,016, respectively.

         The Company's working capital ratio was 0.86:1 at December 31, 1999 and decreased to 0.69:1 as at June 30, 2000. This decrease was due, in part, to a shutdown on the main production machine during the month of April for maintenance repairs. Total inventory balances, which includes both work in process and raw materials at June 30, 2000, were $265,528. Generally, the Company has been shipping goods immediately upon completion. As business volume increases, the Company will be required to keep finished goods inventory on hand.

         Current liabilities include a $65,758 promissory note payable to related parties which bears interest at 12% annually. Although these funds are repayable on demand, the Company does not anticipate that a request for repayment will be made at this time. Also included in current liabilities is a promissory note aggregating $434,881 payable to third parties, which bears interest at a rate of 1% plus prime which rate is currently 9.5%. These funds are repayable on demand however, the Company has the option to prepay these funds by issuing options to purchase shares of the Company's common stock or by issuing restricted shares of the Company's stock to the third party lenders. The Company also has a small business loan outstanding issued by TD Bank with a balance of approximately $128,140 as at June 30, 2000. This loan bears interest at a rate of 10.15% over a 5 year term. Only the principal portion of this loan which is repayable in the next fiscal year has been included in the working capital calculations.

         The Company acquired an additional $220,000 of manufacturing equipment for the six month period ended June 30, 2000 and anticipates acquiring an additional $25,000 in fiscal 2000 in order to further expand its production capacity. Plant renovations costing $12,000 are also expected to be completed in fiscal 2000. These expenditures will be financed from existing assets. Increased sales volumes will also necessitate hiring additional operations, sales and administrative personnel.

         Investing activities have used cash of approximately $224,587 for the three months ended June 30, 2000. Investing activities primarily represent purchases of manufacturing equipment and office equipment.

         The Company expects future development and expansion will be financed through cash flow from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibit 27.1           Financial Data Schedule

         (b) During the period commencing last quarter of the period covered by this report to date, the following reports on Form 8-K were filed by the
Registrant:


DATE OF REPORT            ITEM REPORTED                         DESCRIPTION OF ITEM
--------------            -------------                         -------------------
May 2, 2000               Item 1.  Change in Control of         The Company entered into an Acquisition Agreement
                          Registrant                            with GFR Nutritionals, Ltd., a British Columbia
                                                                corporation, ("GFR"), to acquire 100% of the
                                                                outstanding common stock of GFR in exchange
                                                                for 19,000,000 shares of the Company's common
                                                                stock.

                                                  SIGNATURES

         In accordance with requirements of the Securities Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   LAREDO INVESTMENT CORP.

Dated:   August 14, 2000                  By:   /s/ Richard Pierce
                                                -----------------------------
                                                  Richard Pierce
                                                  President

                                          By   /s/ Mark Casavant
                                               ------------------------------
                                                 Mark Casavant
                                                 Chief Financial Officer