Form 10QSB
period 2000-09-30
LAREDO INVESTMENT CORP
filed 2000-11-14
CIK 1096294

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                   FORM 10-QSB
                       -----------------------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the quarterly period ended                           Commission file number:
     September 30, 2000                                           0-27957

                             LAREDO INVESTMENT CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Nevada                                               77-0517964
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


                      Suite 1450, 1075 West Georgia Street
                          Vancouver, BC, Canada V6B 3C9
                    (Address of Principal Executive Offices)


                                 (604) 460-8440
                (Issuer's Telephone Number, Including Area Code)

                            -------------------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes __X___ No _____


         Transitional Small Business Disclosure Format  (Check one):

                               Yes _____ No __X___

As of November 14, 2000, there were 29,200,000 shares of common stock, par value $0.001 per share of the registrant issued and outstanding.

                             LAREDO INVESTMNT CORP.

                         Quarterly Report on Form 10-QSB

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I       FINANCIAL STATEMENTS............................................2

Item 1.      Financial Statements............................................2

             Notes to Consolidated Statements................................6

Item 2.      Management's Discussion and Analysis...........................13

Part II.     OTHER INFO.....................................................13

Item 6.      EXHIBITS.......................................................16

SIGNATURES   ...............................................................17


                                             LAREDO INVESTMENT CORP.
                                                  BALANCE SHEETS
                                                   (unaudited)


                                                                               September 30,        December 31,
                                                                                    2000                1999
                                                                             ------------------- ---------------

ASSETS
Current Assets:
Cash and cash equivalents                                                        $21,784            $      -
Receivables                                                                      360,564             192,339
Inventory                                                                        306,816             140,020
Prepaid expense                                                                   11,702                 857
                                                                             ------------------- ---------------


     Total Current Assets                                                        700,866             333,216
                                                                             ------------------- ---------------


Property and equipment:
Manufacturing Equipment                                                          438,474             206,998
Office Equipment                                                                  14,934              10,934
Furniture & Fixtures                                                               2,387               1,245
Vehicles                                                                          15,133               5,026
Leasehold improvements                                                             4,972               3,521
                                                                             ------------------- ---------------

                                                                                 475,900             227,724
Less accumulated depreciation                                                   (58,662)            (28,924)
                                                                             ------------------- ---------------

                                                                                 417,238             198,800
                                                                             ------------------- ---------------


Other Assets:
Intangible Assets                                                                  9,167                   -
                                                                             ------------------- ---------------



     Total Assets                                                             $1,127,271            $532,016
                                                                             =================== ===============






                                              LAREDO INVESTMENT CORP.
                                 BALANCE SHEETS
                                   (Continued)


                                                                               September 30,        December 31,
                                                                                    2000                1999
                                                                               -------------        ------------

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities                                          $382,700            $267,393
Short-term loans & notes payable                                                   540,395              33,346
Related party loans                                                                 66,908              63,481
Current portion long-term debt                                                      20,336              20,479
                                                                               -------------        ------------

     Total Current Liabilities                                                   1,010,339             384,699
                                                                               -------------        ------------

Long-term debt                                                                     100,664             120,600
                                                                               -------------        ------------

     Total Liabilities                                                           1,111,003             505,299
                                                                               -------------        ------------

STOCKHOLDERS EQUITY Common Stock - $0.001 par value.
   100,000,000 shares authorized.
   15,000,000 issued and outstanding.                                               15,000              15,000
Common Stock to be issued 24,000,000 shares                                         24,000              14,000
Additional paid-in capital                                                               -                   -
Currency translation adjustment                                                      7,529               1,349
Retained deficit                                                                  (30,261)             (3,632)
                                                                               -------------        ------------

     Total Stockholders' Equity                                                     16,268              26,717
                                                                               -------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $1,127,271            $532,016
                                                                               =============        ============











                                             See accompanying notes.




                                               LAREDO INVESTMENT CORP.
                                               STATEMENTS OF OPERATIONS




                                           For the three months ended              For the nine months ended
                                                  September 30,                          September 30,
                                      -------------------------------------- ---------------------------------------
                                            2000                1999                2000                1999
                                      ------------------  ------------------ ------------------- -------------------


Revenues                                       $452,100            $326,301          $1,463,646          $1,144,330
Cost of Revenues                                314,627             179,639           1,036,818             742,432
                                      ------------------  ------------------ ------------------- -------------------
Gross Margin                                    137,473             146,662             426,828             401,898

Expenses
   Selling & Marketing                           10,478               6,901              28,917              14,040
   General & Administrative                     161,513             144,745             408,121             302,612
                                      ------------------  ------------------ ------------------- -------------------
                                                171,991             151,646             437,038             316,652
                                      ------------------  ------------------ ------------------- -------------------

Net Income (Loss) from Operations              (34,518)             (4,984)            (10,210)              85,246
                                      ------------------  ------------------ ------------------- -------------------

Other Income (Expense)
   Interest, Net                               (20,799)             (4,250)            (46,726)             (8,903)
   Currency Exchange, Net                        55,972                   -              30,307                   -
                                      ------------------  ------------------ ------------------- -------------------

Net Income (Loss) Before Income Taxes               655             (9,234)            (26,629)              76,343
Income Tax Expense                                    -             (7,316)                   -                 313
                                      ------------------  ------------------ ------------------- -------------------

Net Income (Loss)                                  $655            $(1,918)           $(26,629)             $76,030
                                      ==================  ================== =================== ===================

Basic and Diluted Loss Per Common
Share                                          $      -            $      -            $      -            $      -
                                      ==================  ================== =================== ===================

Weighted Average Number of Common
Shares                                       39,000,000          25,000,000          39,000,000          25,000,000
                                      ==================  ================== =================== ===================








                                               See accompanying notes.




                                               LAREDO INVESTMENT CORP.
                                               STATEMENTS OF CASH FLOWS


                                                                                   For the nine months ended
                                                                                         September 30,
                                                                             ---------------------------------------
                                                                                    2000                1999
                                                                             ------------------- -------------------

Cash Flows From Operating Activities
   Net Income (loss) for the period                                                   $(26,629)             $76,030
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Currency translation adjustment                                                      6,180               7,100
     Depreciation and Amortization                                                       29,738              12,801
     Decrease (Increase) in Receivables                                               (168,225)            (85,783)
     Decrease (Increase) in inventory                                                 (166,796)              19,264
     Decrease (Increase) in prepaid expense                                            (10,845)             (4,014)
     Increase (Decrease) in accounts payable & accrued liabilities                      140,851              33,807
                                                                             ------------------- -------------------
Net Cash Provided by (Used in) Operating Activities                                   (195,726)              59,205
                                                                             ------------------- -------------------

Cash Flows From Investing Activities
   Purchase of property and equipment                                                 (248,176)             (6,016)
                                                                             ------------------- -------------------
Net Cash Provided by Investing Activities                                             (248,176)             (6,016)
                                                                             ------------------- -------------------

Cash Flows From Financing Activities
   Payments on short-term notes payable                                                (26,497)            (13,520)
   Proceeds from short-term notes payable                                               513,711                   -
   Principle payment on long-term debt                                                 (21,528)             (6,844)
                                                                             ------------------- -------------------

Net Cash Provided by Financing Activities                                               465,686            (20,364)
                                                                             ------------------- -------------------

Increase (Decrease) in Cash                                                              21,784              32,825
Cash at beginning of period                                                                   -                   -
                                                                             ------------------- -------------------

Cash at End of Period                                                                   $21,784             $32,825
                                                                             =================== ===================

Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                                      $16,015              $8,903
                                                                             =================== ===================
   Income taxes paid during the period                                                 $      -            $      -
                                                                             =================== ===================

Supplemental Disclosure of Non-cash Investing
 and Financing Activities:     None


                                               See accompanying notes.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


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

     The unaudited financial statements as of September 30, 2000 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months.
Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Nature of Business
------------------

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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Inventories
-----------

     Raw materials inventory is stated at a lower of weighted average cost and replacement value. Inventories of work in progress is stated at the lower of weighted average cost and net realizable value.

Depreciation
------------

     Fixed  assets  are  stated  at  cost.   Depreciation  and  amortization  is
calculated on a straight-line basis over the estimated useful lives of the assets as follows:

                 Asset                              Rate
   ------------------------------------------------ -------------------

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

                                              LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Revenue recognition
-------------------

Revenue is recognized from sales of product at the time of shipment to customers.

Foreign currency translation
----------------------------

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

Concentrations of Credit Risk
-----------------------------

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Income Taxes
------------

     The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassifications
-----------------

     Certain reclassifications have been made in the 1999 financial statements to conform with the 2000 presentation.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Earnings (Loss) per Share
-------------------------

     The reconciliations of the numerators and denominators of the basic earnings (loss) per share computations are as follows:



                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)


                                                               For the three months ended September 30, 2000
                                                               ---------------------------------------------
Basic & Diluted Earnings per Share
Income to common shareholders                                         $655           39,000,000            $      -
                                                           ================    =================     ===============

                                                               For the nine months ended September 30, 2000
                                                               --------------------------------------------
Basic & Diluted Loss per Share
Loss to common shareholders                                      $(26,629)           39,000,000            $      -
                                                           ================    =================     ===============

                                                               For the three months ended September 30, 1999
                                                               ---------------------------------------------
Basic & Diluted Loss per Share
Loss to common shareholders                                       $(1,918)           25,000,000            $      -
                                                           ================    =================     ==============

                                                               For the nine months ended September 30, 1999
                                                               --------------------------------------------
Basic & Diluted Earnings per Share
Income to common shareholders                                      $76,030           25,000,000            $      -
                                                           ================    =================     ===============

     The effect of outstanding  common stock  equivalents are anti-dilutive for September 30, 2000 and 1999 and are thus not considered.

NOTE 2 - INVENTORY
------------------

     As of September 30, 2000 and December 31, 1999, Inventory consists of the following:



                                                              2000                1999
                                                       ------------------- -------------------

              Raw materials                                      $176,404            $106,760
              Work in process                                     130,412              33,260
                                                       ------------------- -------------------
              Total                                              $306,816            $140,020
              Inventory
                                                       =================== ===================


                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

     As of September 30, 2000, accrued management fees of GFR of approximately $50,000 ($75,000 Canadian) are due to a major shareholder. As at September 30, 2000, accounts payable includes approximately $23,000 ($34,000 Canadian) owing to the Company's major shareholders.


NOTE 4 - SHORT-TERM OBLIGATIONS
-------------------------------


                                                                               September 30,        December 31,
                                                                                    2000                1999
                                                                             ------------------- -------------------

Promissory note, repayable to related parties upon
   demand, including interest at 12%                                                    $66,908             $63,481
Working Capital Loans, repayable in stock or options upon
    demand including interest at 1% over prime (9.5%)                                   540,395                   -
                                                                             ------------------- -------------------

Total                                                                                  $607,303             $63,481
                                                                             =================== ===================

NOTE 5 - LONG-TERM DEBT
-----------------------

                                                                               September 30,        December 31,
                                                                                    2000                1999
                                                                             ------------------- -------------------

TDBank Small Business  loan,  repayable in monthly  installments  $2,636 ($3,973
  Canadian),  including interest at 10.15%,  maturing March 15, 2004, secured by certain
  manufacturing  equipment of the Company                                              $121,000            $141,079

Less current portion of long-term debt                                                   20,336              20,479
                                                                             ------------------- -------------------

                                                                                       $100,664            $120,600
                                                                             =================== ===================



                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)

NOTE 5 - LONG-TERM DEBT (Continued)
-----------------------------------

     Principal payments due on long-term debt for each of the five years subsequent to September 30, 2000 and thereafter are as follows:

                      Year ending:              Amount
                   -----------------        --------------

                        2000                     $4,893
                        2001                     20,856
                        2002                     23,074
                        2003                     25,528
                        2004                     28,244
                     Thereafter                  18,405
                                            --------------
                       Total                   $121,000
                                            ==============

NOTE 6 - ECONOMIC DEPENDENCE
----------------------------

     During 2000, the Company sold approximately 94% of sales to Prairie Naturals Inc. Future operations of the Company depend on continuation of the manufacturing arrangement with Prairie Naturals Inc.

NOTE 7 - COMMITMENTS
--------------------

     The Company has entered into a lease agreement for its manufacturing and office facilities with the Company's major shareholder and other parties. The rental charges are approximately $40,000 ($60,000 Canadian) per year. The lease expires December 31, 2001.

     The minimum future lease payments under these leases for the next five years are:

    Year Ended December 31,                                   Real Property
    -------------------------                                 -------------
             2000                                                 $40,000
             2001                                                  40,000
             2002                                                       -
             2003                                                       -
             2004                                                       -
             Thereafter                                                 -
                                                              -------------

             Total minimum future lease payments                   $80,000
                                                              =============

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)


NOTE 7 - COMMITMENTS (Continued)
--------------------------------

     The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 8 - STOCK SPLIT
--------------------

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

                                     PART II

                                OTHER INFORMATION

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

Item 2.  Management's Discussion and Analysis.

General

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

     Operating margins in the third quarter 2000 were 30% of sales revenue compared to 45% for third quarter 1999. Cost of Sales included the cost of raw materials used in manufacturing, labor costs and an applicable share of overhead expenses. General and administrative expenses were approximately 36% of sales in third quarter 2000 as compared to 44% for third quarter 1999. The net increase in general and administrative expenses was due to, increased professional fees, including legal and accounting fees as well as the addition of more employees including a production coordinator and other personnel in order to further expand the Company's production capacity.

Liquidity and Capital Resources

     The Company requires working capital principally to fund its current operations for which it has relied on short-term and long-term borrowings.

     The Company used cash in operating activities for the nine months ended September 30, 2000 totaling $195,726 and operating activities provided cash for the nine-month period ended September 30, 1999 totaling $59,205. In addition, the Company invested cash in property and equipment for the nine months ended September 30, 2000 and 1999 totaling $248,176 and $6,016, respectively.

     The Company's working capital ratio was 0:87:1 at December 31, 1999 and decreased to 0:69:1 as at September 30, 2000. This decrease was due, in part, to expenditures for the purchase of new equipment. Total inventory balances, which includes both work in process and raw materials at September 30, 2000, were $306,816. Generally, the Company has been shipping goods immediately upon completion. As business volume increases, the Company will be required to keep finished goods inventory on hand.

     Current liabilities include a $66,908 promissory note payable to related parties which bears interest at 12% annually. Although these funds are repayable on demand, the Company does not anticipate that a request for repayment will be made at this time. Also included in current liabilities is a promissory note aggregating $540,395 payable to third parties, which bears interest at a rate of 1% plus prime which rate is currently 9.5%. These funds are repayable on demand however, the Company has the option to repay these funds by issuing options to purchase shares of the Company's common stock or by issuing restricted shares of the Company's stock to the third party lenders. The Company also has a small business loan outstanding issued by TD Bank with a balance of approximately $121,000 as at September 30, 2000. This loan bears interest at a rate of 10.15% over a 5 year term. Only the principal portion of this loan which is repayable in the next fiscal year has been included in the working capital calculations. Additionally, the Company has accounts payable and accrued liabilities aggregating $382,700, which include management fees payable to GFR in the amount of $50,000 and account payables in the amount of $23,000 payable to a number of major shareholder of the Company.

     The Company acquired an additional $248,176 of manufacturing equipment for the nine month period ended September 30. Plant renovations costing $12,000 are also expected to be completed in fiscal 2000. These expenditures will be financed from existing assets. Increased sales volumes will also necessitate hiring additional operations, sales and administrative personnel.

     Investing activities have used cash of approximately $248,176 for the three months ended September 30, 2000. Investing activities primarily represent purchases of manufacturing equipment and office equipment.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibit 27.1                       Financial Data Schedule

         (b) During the period commencing last quarter of the period covered by this report to date, the following reports on Form 8-K were filed by the
Registrant:


DATE OF REPORT   ITEM REPORTED                    DESCRIPTION OF ITEM
--------------   -------------                    -------------------


August 22, 2000  Item 1.  Acquisition of Assets   The  Company  entered  into an
                                                  Acquisition Agreement with WST
                                                  Web Search  Technologies Inc.,
                                                  a British Columbia corporation
                                                  ("WST"), pursuant to which the
                                                  Company  agreed,   to  acquire
                                                  100% of the outstanding common
                                                  stock of WST in  exchange  for
                                                  10,000,000   shares   of   the
                                                  Company's     common    stock,
                                                  3,000,000 of which was payable
                                                  by the Company  and  7,000,000
                                                  of  which   was   payable   by
                                                  Richard Pierce,  the President
                                                  and    CEO    and   a    major
                                                  shareholder  of the Company to
                                                  the sole shareholder of WST.

                                   SIGNATURES

     In accordance with requirements of the Securities Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              LAREDO INVESTMENT CORP.

Dated:     November 14, 2000                  By:  /s/ Richard Pierce
                                                   ----------------------------
                                                   Richard Pierce
                                                   President


                                              By   /s/ Mark Casavant
                                                   ----------------------------
                                                   Mark Casavant
                                                   Chief Financial Officer