Form 10KSB
period 2000-12-31
LAREDO INVESTMENT CORP
filed 2001-04-13
CIK 1096294

U.S. Securities and Exchange Commission

                              Washington, Dc 20549

                                   Form 10-KSB



           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


           For the fiscal year ended December 31, 2000
                                     -----------------



                             LAREDO INVESTMENT CORP.
                             -----------------------
                 (Name of Small Business Issuer in its Charter)


        Nevada                                        77-0517964
----------------------------------          ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

        Suite 11405 - 201A Street, Maple Ridge, British Columbia V2X 0Y3
            (Address of principal executive office) Zip/Postal Code

           Issuer's telephone number: (604) 460-8440
                                      --------------


Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes ( X ) NO ( ).

     Check here if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

     Issuer's revenues for its most recent fiscal year, were $2,309,461.

     Issuer's Common Shares outstanding at March 31, 2001 was 32,200,000. The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 31, 2001 was $1,818,000, computed based on the average bid and asked price of such common equity as of March 31, 2001.

     Except for the historical information contained herein, the matters set forth in this Form 10- KSB are forward looking statements within the meaning of the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially. These forward-looking statements speak only as of the date hereof and Laredo Investment Corp. disclaims any intent or obligation to update these forward-looking statements.

Documents Incorporated by Reference:  Certain exhibits

Item 1.              Description of Business.

Business Development

Laredo Investment Corp. ("Laredo") was incorporated under the laws of the State of Nevada on December 18, 1996. Laredo ceased all operating activities during the period from December 18, 1996 to July 9, 1999 and was considered dormant. On July 9, 1999, Laredo obtained a Certificate of renewal from the State of Nevada. From July 9, 1999 to January 21, 2000, Laredo was in the development stage.

On January 21, 2000, Laredo entered into an Acquisition Agreement with GFR Nutritionals, Ltd., a British Columbia corporation, (GFR), Richard Pierce and Lucretia Schanfarber (the GFR Majority Shareholders) to acquire their shares representing 100% of the outstanding common stock of GFR in exchange for 19,000,000 newly issued shares of Laredo's restricted common stock. GFR was incorporated in March 1997 as Helm Developments Ltd. In June 1998, the Company formally changed its name to GFR Nutritionals Ltd. GFR was 100% owned by the President and CEO, Richard Pierce from inception until January 17, 2000, when a 10% interest was acquired by Lucretia Schanfarber. Business operations began in October 1998 after acquiring manufacturing equipment and arranging to manufacture nutritional supplements under a private label contract.

On June 21, 2000, Laredo entered into an Acquisition Agreement with Nutritionals
(USA) Direct.Com, a Washington corporation, (NDC), to acquire 100% of the outstanding common stock of NDC in exchange for $1,000.

On July 12, 2000, Laredo entered into an Acquisition Agreement with WST Web Search Technologies, Inc., a Saskatchewan corporation, (WST), to acquire 100% of the outstanding common stock of WST in exchange for 10,000,000 newly issued shares of Laredo's restricted common stock.

On November 1, 2000, Laredo entered into an Acquisition Agreement with Prohealth Nutritionals Ltd., a British Columbia corporation, (PHN), to acquire 100% of the outstanding common stock of PHN in exchange for $0.01.

Narrative Description of the Business

Laredo, through its wholly owned subsidiary GFR, is an established manufacturer of quality nutritional supplement products. Laredo operates a full service manufacturing facility that produces natural-source nutritional, vitamin, mineral, herbal and sports nutrition products which are sold on a private label basis to wholesale distributors.

Nutritional supplements are being increasingly recognized by the medical and scientific communities as an integral component of a healthy lifestyle. Much of the growth in this industry is driven by six key factors:

     o Positive publicity - For several years, medical journals and news reports have widely and consistently publicized the positive effects of nutritional supplements. Many of these reports focus on the correlation between consumed nutrients and the reduced incidence of certain diseases. As a result, the nutritional supplement industry has experienced greater acceptance and popularity.

     o Increased research - The more the scientific community learns about the human body, more is proved that an individual's diet and health are undoubtedly connected. Government agencies, universities, and private companies are increasing their sponsorship of research assessing the benefits of nutritional supplements and herbs.

     o Favorable regulatory environment - The US Dietary Supplement Health and Education Act (DSHEA) created a set of guidelines specific to the supplement industry and established a regulatory environment which allows responsible nutrition companies to thrive and allows the industry to regulate itself with supervision by the FDA. Health Canada has followed suit and defined Good Manufacturing Practices, with which compliance in the industry is voluntary.

     o Mass market distribution - Nutritional supplements, including all-natural products, vitamins, minerals and herbs, are increasingly sold in mass volume retail stores. Due to this new market channel, millions of shoppers are exposed to these products as they are introduced into the mainstream.

     o Ageing of the population - The largest demographic group in the history of North America is now turning 50 years old. Over the next 15 years, approximately 80 million more "baby boomers" will join this group of individuals who are concerned with preserving their health and fitness, directly increasing the demand for nutritional supplements.

     o Trend toward preventative care - The collective health consciousness of the population that began over 20 years ago is gaining momentum and, along with regular exercise, it embraces nutritional supplements.

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

Principal Products: Laredo currently manufactures 70 different products by formulation and capsule size.

Principal products that Laredo manufactures are:

           -         Multiple vitamin/mineral product - 90/180 and 360 caps
           -         Methyl sulfonyl methane caps or powder
           -         Glucosamine  sulfate
           -         Devil's claw root extract
           -         St.  John's Wort extract
           -         Kava Kava
           -         Ginkgo Biloba leaf extract
           -         Coenzyme Q10

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

Currently, Laredo only manufactures nutritional supplements under private label contracts with wholesale distributors. During 2000 and 1999, one private label customer has comprised 83% and 94%, respectively of Laredo's sales.

Laredo's primary goal is to achieve a level of annual revenues in excess of $20 million by the fiscal year ended 2001 resulting from expanded marketing efforts and vertical integration through acquisitions and expansion into new markets. Laredo is also pursing opportunities to market direct sales to consumers through the Internet.

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

Employees: Laredo currently has 25 employees. Executive management and office administration personnel are comprised of 7 individuals. Operations personnel is made up of 18 individuals, including the Quality Control Director and Production Manager. Future employees will be hired as dictated by increases in business volume.

Item 2.              Description of Property.

Laredo's operations are located in a building that is owned by a major shareholder and his parents. The lease agreement is for a two year term ending January 1, 2002. Under the terms of the lease agreement, the monthly rent charge is approximately $3,333 ($5,000 Canadian) and Laredo is responsible for paying the property taxes, utility charges, and any costs of repair and maintenance. Any repairs and maintenance expenses paid for by the landlords are required to be reimbursed by Laredo at cost plus 15%. The agreement includes a 2 year renewal option. All other terms are consistent with those standard to lease agreements.

Both Laredo's administration office and manufacturing operations are located in the same premises. The total square footage of the building is 10,000. The area used by manufacturing currently comprises 3,625 of that total. In management's opinion, the space leased is sufficient to support operational growth for the foreseeable future. Currently, production is only run on one shift per day for five days each week. Production shifts can be increased to a maximum of three shifts per day for seven days each week and still be accommodated within the current space. The only potential requirement for additional space could arise due to stock held on hand as business volumes increase.


Item 3.              Legal Proceedings.

None


Item 4.              Submission of Matters to a Vote of Security Holders.

No matters were submitted for a vote of security holders of Laredo during the fourth quarter of the fiscal year ended December 31, 2000.

                                     Part II


Item 5.              Market for Common Equity and Related Stockholder Matter.

Market Information

Since December 17, 1999 Laredo's stock has been listed for sale on the OTC Electronic Bulletin Board under the symbol LRDI. The high and low bid prices of the Common Stock of Laredo have been as follows:


     Period                              High                    Low
--------------                    ---------------------   --------------------
1st Qtr 2000                      $               4.750   $              1.125
2nd Qtr 2000                                      2.188                  0.875
3rd Qtr 2000                                      1.750                  0.550
4th Qtr 2000                                      0.490                  0.063


The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

Holders

There were approximately 65 holders of Laredo's 32,200,000 shares of common stock outstanding as of March 31, 2001.

Dividends

Laredo has not declared any dividends since inception, and has no present intention of paying any cash dividends on its common stock in the foreseeable future. The payment by Laredo of dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon Laredo's earnings, its capital requirements and its financial condition, as well as other relevant factors.


Item 6.              Management's Discussion and Analysis.

Plan of Operations

The Company is currently working on securing additional private label manufacturing contracts. The key target for private label sales are wholesale distributors of health food nutrition products. Laredo is also pursuing opportunities for direct sales to consumers through the Internet.

Liquidity and Capital Resources

Laredo's working capital ratio was 0.74:1 as at December 31, 2000 compared to 0.86:1 by December 31, 1999. Key contributing factors for this decrease were the increase in short term borrowings which comprised a $289,943 bank overdraft and a $553,802 note bearing interest at 10.5% repayable upon demand in shares or options of Laredo's common stock.

Current liabilities include a $69,248 promissory note payable to a party related to the shareholder, which bears interest at 12% annually. These funds are repayable on demand however, the request for repayment occurring at this time is not expected.

Laredo has a small business loan outstanding with a balance of $116,606 as at December 31, 2000. This loan bears interest at 10.15% over a 5 year term.

Laredo anticipates acquiring an additional $300,000 of manufacturing equipment in fiscal 2001 in order to meet demands for new private label sales. Plant renovations costing $30,000 are also expected to be completed in fiscal 2001. These expenditures will be financed through private placement of shares.
Increased sales volumes will also necessitate hiring additional operations, sales and administrative personnel.

Results of Operations


                                                           2000            1999
                                                     ----------      ----------
Sales ..........................................     $2,309,461      $1,669,034
Cost of Sales ..................................      1,559,820       1,213,464
Gross Profit ...................................        749,641         455,570
Gross Profit Margin ............................          32.46%          27.30%
Administrative Expenses ........................        699,994         358,688
Administrative Expenses as a % of sales ........          30.31%          21.49%


For the 12 months ended December 31, 2000, sales were $640,000 higher than 1999 and are expected to continue to grow during 2001. During 2000 and 1999 83% and 94% of sales, respectively were to Prairie Naturals Inc., a wholesale distributor for which Laredo manufactures private label products. Laredo has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. distributes under the Prairie Naturals Inc. name. Laredo also has an exclusive written contract to manufacture one product that Prairie Naturals Inc, distributes for a third party private label.

Operating margins in 2000 were 32.46% of sales revenue, 5.16% higher than 1999. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses. General and administrative expenses were 30.31% of sales in 2000, 8.82% higher than 1999. Management attributes the increases in costs of sales to manufacturing equipment downtime experienced during 2000. General and administrative cost increases are due to increased professional fees relating acquisitions during 2000, and increased marketing costs.

Laredo anticipates realizing economies of scale as production volumes increase. Administrative expenses include advertising expenses which will increase due to Laredo's plan to expand marketing efforts.

Effect of Inflation

Laredo  does  not  anticipate  any  financial  impact,   whether  beneficial  or
detrimental, as a result of inflation.


Item 7.              Financial Statements.

The following financial statements of Laredo are filed under this Item.

Contents                                                                    Page

Independent Auditor's Report...............................................F - 1

Consolidated Balance Sheets
  December 31, 2000and 1999................................................F - 2

Consolidated Statements of Operations for the
  Years Ended December 31, 2000 and 1999...................................F - 4

Consolidated Statement of Stockholders' Equity for the
  Years Ended December 31, 2000 and 1999...................................F - 5

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2000 and 1999...................................F - 6

Notes to Consolidated Financial Statements.................................F - 7


Item 8.Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with accountants on accounting and financial disclosure.

                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Business Experience Of Management

Richard Pierce, Age 40, President and CEO

Mr. Pierce is the President and Chief Executive Officer of Laredo In his role he oversees all aspects of operations, administration and financing of Laredo.

Mr. Pierce has almost 15 years experience in the natural health industry. From 1997 to 1998, prior to founding GFR Nutritionals Ltd., Mr. Pierce worked as a Business Development Coordinator for Integrated Equity Management. He was involved in marketing bridge financing arrangements to private corporations. For one year spanning 1996 and 1997, Mr. Pierce worked as an Industry Consultant for Natraceuticals Inc. He specialized in the development and marketing of new sports nutrition products.

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


Marc Casavant, Age 38, Chief Financial Officer

Mr. Casavant joined Laredo as Chief Financial Officer in April 2000. From March 1998 to April 2000, he was Vice President of Operations for Basic Sports Nutrition, Surrey, British Columbia. During 1996 to March 1998 Mr. Casavant served as Plant Manager for Nu-Life Nutrition, Maple Ridge, British Columbia. During 1995 through 1997 he was Controller of Nutrion Health & Fitness, Maple Ridge, British Columbia. During 1993 to 1995, Mr. Casavant was Controller of Majestic Marketing Ltd., White Rock, British Columbia. From 1989 to 1993, he was the Senior Accountant for Ebco Industries, Ltd., in Richmond, British Columbia. Mr. Casavant obtained a Business Administration Diploma in 1985 from Okanagan College, Kellowna, British Columbia.


Lucretia Schanfarber, Age 48, Director

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

Dr. Mengchi Liu, Director

Dr. Liu has served as Director since July 12, 2000. He is a tenured professor of computer science at the University of Regina, Saskatchewan, Canada, with over 9 years experience with 4 universities. Dr. Liu has a Ph.D and M.Sc in Deductive Databases from the university of Calgary, Alberta Canada, an M.Eng in Distributed Databases and a B.Sc in Computer Software. from Wuhan University, Hubei, China.

Dr. Tok Wang Ling, Director

Dr. Ling has served as Director since July 12, 2000. He is a tenured professor of computer science at the National University of Singapore and is also Vice Dean of Research of the University. Dr Ling received his Ph.D and M.Math., both in computer science from Waterloo Unversity (Canada) and B.Sc (First Class Hons) in mathematics from Nanyang Unversity (Singapore). He serves on the steering committee of 3 international database conferences, and has published over 80 papers in international journals and conferences.

Aileen Hongbo Liang, Director

Ms. Liang has served as Director since July 12, 2000. She is currently the Director and General Manager of WST Web Search Technologies, Inc. She has served as a programmer analyst, as a Sessional Instructor teaching java programming, and as an Instructor teaching discrete mathematics, at the University of Regina, Saskatchewan, Canada. She has a Masters of Computer Science and a Bachelors of Computer Science from the University of Regina.


Item 10.          Executive Compensation.

Summary Compensation Table

For the 12 months  ended  December  31,  2000 and 1999,  the  President  and CEO
received  $63,992   ($96,000   Canadian)  and  $101,320   ($152,000   Canadian),
respectively in compensation pursuant to an oral agreement.

Laredo has not granted any options to Directors, Officers, or Key Personnel.

Compensation Of Directors

The members of Laredo's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Management and Certain Beneficial Owners holding five percent or greater of the 32,200,000 shares of common stock outstanding as of December 31, 2000.


Title of   Name and Address           Amount and Nature                % of
Class      of Beneficial Owner        of Beneficial Ownership          Class
---------- -------------------------  ------------------------       -----------
Common     Richard Pierce (1)                10,100,000                 31.37%
           President, CEO, Director

           Mengchi Liu (1)                   10,000,000                 31.06%
           Director

           Lucretia Schanfarber (1)           1,900,000                  5.90%
           Director

           Marc Casavant (1)                          0                  0.00%
           Chief Financial Officer

           All officers and Directors        22,000,000                 68.32%
           as a Group (3 persons)

(1) c/o Suite 11405 - 201A Street, Maple Ridge, British Columbia V2X 0Y3

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

Changes In Control

On January 21, 2000, Laredo entered into an Acquisition Agreement with GFR Nutritionals, Ltd., a British Columbia corporation, (GFR), Richard Pierce and Lucretia Schanfarber (the GFR Majority Shareholders) to acquire their shares representing 100% of the outstanding common stock of GFR in exchange for 19,000,000 shares of Laredo's restricted common stock.


Item 12.             Certain Relationships and Related Transactions.

On January 21, 2000, Laredo entered into an Acquisition Agreement with GFR Nutritionals, Ltd., a British Columbia corporation, (GFR), Richard Pierce and Lucretia Schanfarber (the GFR Majority Shareholders) to acquire their shares representing 100% of the outstanding common stock of GFR in exchange for 19,000,000 shares of Laredo's restricted common stock

Item 13.             Exhibits and Reports on Form 8-K.

The following documents are filed as part of this report under Part II, Item 8:

Exhibits as required by Item 601 of Regulation S-B

Exhibit Number                 Description

           3.1                 Articles of Incorporation as amended

           3.2                 Bylaws


(1) Incorporated by reference to Laredo's report on Form 10SB12G dated November 5, 1999

(b) Reports of Form 8-K

No report on Form 8-K was filed during the quarter ended December 31, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO INVESTMENT CORP.


Dated: April 13, 2001




/s/ RICHARD PIERCE
Richard Pierce, President and C.E.O.




/s/ LUCRETIA SCHANFARBER
Lucretia Schanfarber, Director




/s/ MARC CASAVANT
Marc Casavant, Chief Financial Officer




/s/ MENGCHI LIU
Mengchi Liu, Director




/s/ TOK WANG LING
Tok Wang Ling, Director




/s/ AILEEN HONGBO LIANG
Aileen Hongbo Liang, Director

                             LAREDO INVESTMENT CORP.
                                AND SUBSIDIARIES
                      (Formerly A Development Stage Company

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2000 AND 1999

                                    CONTENTS


                                                                            Page

Independent Auditor's Report...............................................F - 1

Consolidated Balance Sheets
  December 31, 2000and 1999................................................F - 2

Consolidated Statements of Operations for the
  Years Ended December 31, 2000 and 1999...................................F - 4

Consolidated Statement of Stockholders' Equity for the
  Years Ended December 31, 2000 and 1999...................................F - 5

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2000 and 1999...................................F - 6

Notes to Consolidated Financial Statements.................................F - 7

                          INDEPENDENT AUDITOR'S REPORT


Laredo Investment Corp. And Subsidiaries
(Formerly A Development Stage Company)


     We have audited the accompanying consolidated balance sheets of Laredo Investment Corp. and Subsidiaries (formerly a development stage company) as of December 31, 2000, and the related consolidated statements of operations, cash flows, and stockholders' equity for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Laredo Investment Corp. and Subsidiaries (formerly GFR Nutritionals Ltd.) as of December 31, 1999, were audited by other auditors whose report dated February 29, 2000, expressed an unqualified opinion on those statements.

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

     In our opinion, the December 31, 2000 financial statements referred to above present fairly, in all material respects, the financial position of Laredo Investment Corp. and Subsidiaries (formerly a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000 in conformity with generally accepted accounting principles.

                                                Respectfully submitted



                                                /s/ ROBISON, HILL & CO.
                                                Certified Public Accountants

Salt Lake City, Utah
March 22, 2000

                             LAREDO INVESTMENT CORP.
                                AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS






                                                         December 31,
                                                   ----------------------------
                                                      2000             1999
                                                   -----------        ---------
ASSETS
Current Assets:
Cash and cash equivalents ..................       $      --          $    --
Receivables ................................           658,834          192,339
Inventory ..................................           432,276          140,020
Prepaid expense ............................             1,664              857
                                                   -----------        ---------

     Total Current Assets ..................         1,092,774          333,216
                                                   -----------        ---------

Fixed Assets:
Manufacturing Equipment ....................           456,025          212,024
Office Equipment ...........................            16,747           10,934
Furniture & Fixtures .......................             2,752            1,245
Leasehold improvements .....................            41,814            3,521
                                                   -----------        ---------
                                                       517,338          227,724
Less Accumulated Depreciation ..............           (69,332)         (28,924)
                                                   -----------        ---------
                                                       448,006          198,800
                                                   -----------        ---------

Other Assets:
Intangible Assets, Net .....................            21,667             --
                                                   -----------        ---------

     TOTAL ASSETS ..........................       $ 1,562,447        $ 532,016
                                                   ===========        =========

                             LAREDO INVESTMENT CORP.
                                AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Continued)






                                                               December 31,
                                                          ----------------------
                                                            2000       1999
                                                          -----------   --------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities ...............  $   496,267   $248,212
Bank Overdraft .........................................      289,943     19,179
Bank Line ..............................................       43,328     33,346
Short-Term Loans & Notes Payable .......................      553,802       --
Related Party Loans ....................................       69,248     63,481
Current Portion Long-Term Debt .........................       20,951     20,479
                                                          -----------   --------

     Total Current Liabilities .........................    1,473,539    384,697
                                                          -----------   --------

Long-Term Debt .........................................       95,655    120,600
                                                          -----------   --------

     Total Liabilities .................................    1,569,194    505,297
                                                          -----------   --------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 100,000,000
   shares authorized, 100 and 32,200,000 shares
   issued and outstanding at December 31, 2000 and 1999        32,200          1
Additional Paid-in Capital .............................       28,150       --
Currency Translation Adjustment ........................        5,155       --
Retained Earnings (Deficit) ............................      (72,252)    26,718
                                                          -----------   --------

     Total Stockholders' Equity ........................       (6,747)    26,719
                                                          -----------   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............  $ 1,562,447   $532,016
                                                          ===========   ========







   The accompanying notes are an integral part of these financial statements.

                             LAREDO INVESTMENT CORP.
                                AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                        For The Year Ended
                                                           December 31,
                                                     --------------------------
                                                        2000          1999
                                                     ------------   -----------
REVENUES
Sales .............................................  $  2,309,461   $ 1,669,034
Cost of Sales .....................................     1,559,820     1,213,464
                                                     ------------   -----------
Gross Margin ......................................       749,641       455,570

EXPENSES
   Selling & Marketing ............................        47,656        14,547
   General & Administrative .......................       652,338       344,141
                                                     ------------   -----------
                                                          699,994       358,688
                                                     ------------   -----------

Net Income from Operations ........................        49,647        96,882
                                                     ------------   -----------

Other Income (Expense)
   Interest, Net ..................................       (66,658)      (22,224)
   Write Down of Assets ...........................       (20,350)         --
   Currency Exchange, Net .........................       (50,021)         --
                                                     ------------   -----------

Net Income (Loss) Before Income Taxes .............       (87,382)       74,658
Income Tax Expense ................................       (11,588)      (15,545)
                                                     ------------   -----------

NET INCOME (LOSS) .................................  $    (98,970)  $    59,113
                                                     ============   ===========

Basic and Diluted Income (Loss) Per Common Share ..  $       --     $    591.13
                                                     ============   ===========

Weighted Average Number of Common Shares ..........    29,008,224           100
                                                     ============   ===========









   The accompanying notes are an integral part of these financial statements.

                             LAREDO INVESTMENT CORP.
                                AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                               Cumulative   Retained
                                                     Common Stock      Paid-In Translation  Earnings /
                                                   Shares    Par Value Capital Adjustment  (Deficit)
                                                  ----------  -------  -------  ------     --------

Balance at December 31, 1998 ...................         100  $     1  $  --    $ --       $(32,395)

Net Income .....................................        --       --       --      --         59,113
                                                  ----------  -------  -------  ------     --------

Balance at December 31, 1999 ...................         100        1     --      --         26,718

January 21, 2000, Shares Cancelled and
Shares issued to Acquire GFR Nutritionals, Ltd.   28,999,900   28,999    1,350    --           --

February 15, 2000, Shares issued for intangibles     200,000      200   19,800    --           --

July 12, 2000, Shares Cancelled and ............        --       --
Shares issued to Acquire WST Web Search
Technologies, Inc. .............................   3,000,000    3,000    7,000    --           --

Currency Translation Adjustment ................        --       --       --     5,155         --

Net Loss .......................................        --       --       --      --        (98,970)
                                                  ----------  -------  -------  ------     --------

Balance at December 31, 2000                      32,200,000  $32,200  $28,150  $5,155     $(72,252)
                                                  ==========  =======  =======  ======     ========



   The accompanying notes are an integral part of these financial statements.

                             LAREDO INVESTMENT CORP.
                                AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           For The Year Ended
                                                                             December 31,
                                                                         ---------------------
                                                                            2000        1999
                                                                         ---------   ---------
Cash Flows From Operating Activities
   Net income (loss) for the period ...................................  $ (98,970)  $  59,113
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Currency translation adjustment ..................................      5,155        --
     Depreciation and Amortization ....................................     18,741      22,990
     Write Down of Assets .............................................     20,350        --
     Currency Exchange ................................................     50,021        --
     (Increase) in Receivables ........................................   (466,495)   (128,682)
     Decrease (Increase) in Inventory .................................   (292,256)     13,296
     (Increase) in Prepaid Expense ....................................       (807)        (63)
     Increase in Accounts Payable & Accrued Liabilities ...............    244,887      94,143
     Increase in Bank Overdraft .......................................    270,764       9,369
                                                                         ---------   ---------
Net Cash Provided by (Used in) Operating Activities ...................   (248,610)     70,166
                                                                         ---------   ---------

Cash Flows From Investing Activities
   Purchase of property and equipment .................................   (289,614)    (32,791)
                                                                         ---------   ---------
Net Cash Used by Investing Activities .................................   (289,614)    (32,791)
                                                                         ---------   ---------

Cash Flows From Financing Activities
   Proceeds/Payments on Bank Line .....................................     43,328        (298)
   Payments on Related Party Loans ....................................       --       (22,607)
   Proceeds from short-term notes payable .............................    514,162        --
   Principle payment on long-term debt ................................    (19,266)    (14,470)
                                                                         ---------   ---------

Net Cash Provided by (Used in) Financing Activities ...................    538,224     (37,375)
                                                                         ---------   ---------

Increase (Decrease) in Cash ...........................................       --          --
Cash at beginning of period ...........................................       --          --
                                                                         ---------   ---------
Cash at End of Period .................................................  $    --     $    --
                                                                         =========   =========


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period ....................................  $  19,257   $  17,282
                                                                         =========   =========
   Income taxes paid during the period ................................  $   2,781   $    --
                                                                         =========   =========

Supplemental Disclosure of Non-cash Investing and Financing Activities:
   Stock issued for Intangible Assets .................................  $  30,000   $    --
                                                                         =========   =========


   The accompanying notes are an integral part of these financial statements.

                             LAREDO INVESTMENT CORP.
                                AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Laredo Investment Corp. and Subsidiaries ( the "Company") is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Acquisition of Subsidiaries

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

     On June 21, 2000, the Company entered into an Acquisition Agreement with Nutritionals (USA) Direct.Com, a Washington corporation, (NDC), to acquire 100% of the outstanding common stock of NDC in exchange for $1,000. The transaction has been recorded as a purchase.

     On July 12, 2000, the Company entered into an Acquisition Agreement with WST Web Search Technologies, Inc., a Saskatchewan corporation, (WST), to acquire 100% of the outstanding common stock of WST in exchange for 10,000,000 newly issued shares of the Company's restricted common stock. The transaction has been recorded as a purchase.

     On November 1, 2000, the Company entered into an Acquisition Agreement with Prohealth Nutritionals Ltd., a British Columbia corporation, (PHN), to acquire 100% of the outstanding common stock of PHN in exchange for $0.01. The transaction has been recorded as a purchase.

                             LAREDO INVESTMENT CORP.
                                AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Principles of Consolidation

     The consolidated financial statements for December 31, 2000 and the year ended include the accounts of Laredo Investment Corp. and the following wholly owned subsidiaries:

*          GFR Nutritionals, Ltd., a British Columbia corporation
*          Nutritionals(USA) Direct.com, a Washington corporation
*          WST Web Search Technologies, Inc., a Sasketchewan corporation
*          Prohealth Nutritionals Ltd.,  a British Columbia corporation

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

                             LAREDO INVESTMENT CORP.
                                AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Depreciation

     Fixed  assets  are  stated  at  cost.   Depreciation  and  amortization  is
calculated on a straight-line basis over the estimated useful lives of the assets as follows:


        Asset                    Rate
------------------------  ---------------------

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

     The Company has adopted the Financial Accounting Standards Board SFAS No., 121, "Accounting for the Impairment of Long-lived Assets." SFAS No. 121 addresses the accounting for (i) impairment of long-lived assets, certain identified intangibles and goodwill related to assets to be held and used, and
(ii) long-live lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the used of the asset and its eventual disposition (un-discounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

Revenue recognition

Revenue is recognized from sales of product at the time of shipment to customers.

                             LAREDO INVESTMENT CORP.
                                AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

                             LAREDO INVESTMENT CORP.
                                AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) per Share

     The  reconciliations of the numerators and denominators of the basic income
(loss) per share computations are as follows:


                                                                  Per-Share
                                     Income        Shares         Amount
                                     ------        ------         ------
                                    (Numerator)   (Denominator)

                                   For the year ended December 30, 2000
Basic & Diluted Loss per Share
Income to common shareholders      $    (98,970)     29,008,224  $      --
                                   ============   =============  ===========

                                   For the year ended December 30, 1999
Basic & Diluted Income per Share
Loss to common shareholders        $      59,113            100  $    591.13
                                   =============  =============  ===========

     The effect of outstanding common stock equivalents are anti-dilutive for September 30, 2000 and are thus not considered.

Stock Compensation for Non-Employees

     The Company accounts for the fair value of its stock compensation grants for non-employees in accordance with FASB Statement 123. The fair value of each grant is equal to the market price of the Company's stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

NOTE 2 - INVENTORY

     As of September 30, 2000 and December 31, 1999, Inventory consists of the following:


                             2000                   1999
                      ---------------------  ---------------------
Raw materials         $             414,010  $             106,760
Work in process                      18,266                 33,260
                      ---------------------  ---------------------
Total Inventory       $             432,276  $             140,020
                      =====================  =====================

                             LAREDO INVESTMENT CORP.
                                AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)


NOTE 3 - INCOME TAXES

     As of December 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $110,000 that may be offset against future taxable income through 2020. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 4 - RELATED PARTY TRANSACTIONS

     As of  December  31,  2000  and  1999,  accrued  management  fees of GFR of approximately $40,096 ($60,151 Canadian) and $101320 ($152,000 Canadian) were due to a major shareholder. As at December 31, 1999, accounts payable includes approximately $81,662 ($122,509 Canadian) owing to the Company's major shareholders.

NOTE 5 - SHORT-TERM OBLIGATIONS


                                                     September 30,  December 31,
                                                                 2000     1999
                                                               --------  -------
Promissory note, repayable to related parties upon
   demand, including interest at 12% ........................  $ 69,248  $63,481
Working Capital Loans, repayable in stock or options upon
    demand including interest at 1% over prime (9.5%) .......   553,802     --
                                                               --------  -------

Total .......................................................  $623,050  $63,481
                                                               ========  =======

     The Company has a bank line of credit with a total amount owing of $43,328 and $33,346 as of December 31, 2000 and 1999 respectively. This line carries an interest rate of 9% a total available credit of $56,659 ($85,000 Canadian) at December 31, 2000.

                             LAREDO INVESTMENT CORP.
                                AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)


NOTE 6 - LONG-TERM DEBT


                                                      September 30, December 31,
                                                            2000         1999
                                                           --------     --------
TDBank Small  Business  loan,  repayable
 in monthly  instalments  $2,648 ($3,973
 Canadian),  including interest at 10.15%,
 maturing March 15, 2004, secured by certain
 manufacturing  equipment of the Company .............     $116,606     $141,079

Less current portion of long-term debt ...............       20,951       20,479
                                                           --------     --------

                                                           $ 95,655     $120,600
                                                           ========     ========

     Principal payments due on long-term debt for each of the five years subsequent to December 31, 2000 and thereafter are as follows:


         Year ending:                    Amount
-------------------------------   --------------------

             2001                 $             20,951
             2002                               23,179
             2003                               25,644
             2004                               28,371
             2005                               17,970
          Thereafter                                 -
                                  --------------------
             Total                $            116,115
                                  ====================

NOTE 7 - ECONOMIC DEPENDENCE

     During 2000 and 1999, the Company sold approximately83% and 94% of sales to Prairie Naturals Inc. Future operations of the Company depend on continuation of the manufacturing arrangement with Prairie Naturals Inc.

                             LAREDO INVESTMENT CORP.
                                AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)


NOTE 8 - COMMITMENTS

     The Company has entered into a lease agreement for its manufacturing and office facilities with the Company's major shareholder and other parties. The rental charges are approximately $40,000 ($60,000 Canadian) per year. The lease expires December 31, 2001.

     The minimum future lease payments under these leases for the next five years are:


         Year Ended                                                Real Property
                                                                    December 31,
--------------------------------------------------------------           -------
                                                          2001           $40,000
                                                          2002              --
                                                          2003              --
                                                          2004              --
                                                          2005              --
Thereafter                                                                  --
                                                                         -------

Total minimum future lease payments                                      $40,000
                                                                         =======

     The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 9 - STOCK INCENTIVE PLAN

     The Board of Directors has authorized and the Company has established the 2000 Incentive and Non-qualified Stock Option Plan. Under the plan the Company is authorized to issued up to 6,000,000 shares of the Company's common stock with such exercise price and vesting periods as the Board of Directors Deems to be in the best interest of the Company. As of December 31, 2000, no option have been granted.