Form 10KSB/A
period 2000-12-31
LAREDO INVESTMENT CORP
filed 2001-04-13
CIK 1096294

U.S. Securities and Exchange Commission

                              Washington, Dc 20549

                                   Form 10-KSB
                                  Amendment #1


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

RoseMarie Pierce, Age 51, Director

Ms. Pierce has been owner operator of Sunstreams Health Foods in Calgary ALTA since 1998, and from 1995 to 1998 worked as a pharmacist at various locations for Coop Super Markets in Calgary ALTA.


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

/s/ ROSEMARI PIERCE
RoseMari Pierce, Director

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