Form 10QSB
period 2001-03-31
LAREDO INVESTMENT CORP
filed 2001-05-15
CIK 1096294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 2001
                                     ----------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from               to

                        Commission file number 000-27959

                             Laredo Investment Corp.
        (Exact name of small business issuer as specified in its charter)


  Nevada                                                      77-0517964
--------------------------------------------------------------------------------
(State or other jurisdiction                                (IRS Employer
of incorporation or organization)                          Identification No.)

        Suite 11405 - 201A Street, Maple Ridge, British Columbia V2X 0Y3
                    (Address of principal executive offices)

                                 (604) 460-8440
                            Issuer's telephone number


             (Former name, former address and former fiscal year, if
                          changed since last report.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2001 32,200,000

     Transitional Small Business  Disclosure Format (check one). Yes ; No X ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT



Laredo Investment Corp.


     We have reviewed the accompanying balance sheets of Laredo Investment Corp. as of March 31, 2001 and December 31, 2000, and the related statements of operations, and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                Respectfully submitted



                                                /s/ ROBISON, HILL & CO.
                                                Certified Public Accountants

Salt Lake City, Utah
May 10, 2001

                             LAREDO INVESTMENT CORP.
                                 BALANCE SHEETS





                                                  March 31,        December 31,
                                                    2001              2000
                                                  -----------       -----------
ASSETS
Current Assets:
Cash and cash equivalents ..................      $      --         $      --
Receivables ................................          511,544           658,834
Inventory ..................................          438,701           432,276
Prepaid expense ............................              970             1,664
                                                  -----------       -----------

     Total Current Assets ..................          951,215         1,092,774
                                                  -----------       -----------

Fixed Assets:
Manufacturing Equipment ....................          456,025           456,025
Office Equipment ...........................           16,747            16,747
Furniture & Fixtures .......................            2,752             2,752
Leasehold improvements .....................           41,814            41,814
                                                  -----------       -----------
                                                      517,338           517,338
Less Accumulated Depreciation ..............          (81,038)          (69,332)
                                                  -----------       -----------
                                                      436,300           448,006
                                                  -----------       -----------

Other Assets:
Intangible Assets, Net .....................           19,167            21,667
                                                  -----------       -----------

     TOTAL ASSETS ..........................      $ 1,406,682       $ 1,562,447
                                                  ===========       ===========

                             LAREDO INVESTMENT CORP.
                                 BALANCE SHEETS
                                   (Continued)




                                                     March 31,     December 31,
                                                        2001          2000
                                                      -----------   -----------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities ...........  $   494,542   $   496,267
Bank Overdraft .....................................       60,358       289,943
Bank Line ..........................................       50,717        43,328
Short-Term Loans & Notes Payable ...................      560,836       553,802
Related Party Loans ................................       67,854        69,248
Current Portion Long-Term Debt .....................       20,435        20,951
                                                      -----------   -----------

     Total Current Liabilities .....................    1,254,742     1,473,539
                                                      -----------   -----------

Long-Term Debt .....................................       85,203        95,655
                                                      -----------   -----------

     Total Liabilities .............................    1,339,945     1,569,194
                                                      -----------   -----------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 100,000,000
   shares authorized, 100 and 32,200,000 shares
   issued and outstanding at March 31, 2001 and ....       32,200        32,200
   December 31, 2000
Additional Paid-in Capital .........................       28,150        28,150
Currency Translation Adjustment ....................       62,782         5,155
Retained Earnings (Deficit) ........................      (56,395)      (72,252)
                                                      -----------   -----------

     Total Stockholders' Equity ....................       66,737        (6,747)
                                                      -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........  $ 1,406,682   $ 1,562,447
                                                      ===========   ===========












                 See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                            STATEMENTS OF OPERATIONS





                                                    For the three months ended
                                                          March 31,
                                                   ----------------------------
                                                      2001            2000
                                                   ------------    ------------
REVENUES
Sales ..........................................   $    566,001    $    571,139
Cost of Sales ..................................        359,406         404,366
                                                   ------------    ------------
Gross Margin ...................................        206,595         166,773

EXPENSES
   Selling & Marketing .........................         16,836          11,303
   General & Administrative ....................        145,162          95,650
                                                   ------------    ------------
                                                        161,998         106,953
                                                   ------------    ------------

Net Income from Operations .....................         44,597          59,820
                                                   ------------    ------------

Other Income (Expense)
   Interest, Net ...............................        (23,944)         (9,643)
   Currency Exchange, Net ......................         (4,796)           --
                                                   ------------    ------------

Net Income Before Income Taxes .................         15,857          50,177
Income Tax Expense .............................           --            (7,527)
                                                   ------------    ------------

NET INCOME .....................................   $     15,857    $     42,650
                                                   ============    ============

Basic and Diluted Earnings Per Common Share ....   $       0.00    $       0.00
                                                   ============    ============

Weighted Average Number of Common Shares .......     32,200,000      16,092,308
                                                   ============    ============













                 See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                            STATEMENTS OF CASH FLOWS



                                                     For the three months ended
                                                                March 31,
                                                          ---------------------
                                                            2001        2000
                                                          ---------   ---------
Cash Flows From Operating Activities
   Net income (loss) for the period ....................  $  15,857   $  42,650
Adjustments to reconcile net income (loss) to net cash
   Provided by (Used in) operating activities
     Currency translation adjustment ...................     57,626        --
     Depreciation and Amortization .....................     14,206       8,873
     Currency Exchange .................................      4,796        --
     (Increase) in Receivables .........................    147,291     (86,023)
     Decrease (Increase) in Inventory ..................     (6,425)     39,933
     (Increase) in Prepaid Expense .....................        693        --
     Increase in Accounts Payable & Accrued Liabilities      (1,864)    (75,605)
     Increase in Bank Overdraft ........................   (229,585)       --
                                                          ---------   ---------
Net Cash Provided by (Used in) Operating Activities ....      2,595     (70,172)
                                                          ---------   ---------

Cash Flows From Investing Activities
   Purchase of property and equipment ..................       --      (183,683)
                                                          ---------   ---------
Net Cash Provided by Investing Activities ..............       --      (183,683)
                                                          ---------   ---------

Cash Flows From Financing Activities
   Proceeds/Payment on Bank Line .......................      7,389        --
   Payments on short-term notes payable ................       --       (26,497)
   Proceeds from short-term notes payable ..............       --       414,175
   Principle payment on long-term debt .................     (4,794)     (7,326)
                                                          ---------   ---------

Net Cash Provided by Financing Activities ..............      2,595     380,352
                                                          ---------   ---------

Increase (Decrease) in Cash ............................       --       126,497
Cash at beginning of period ............................       --          --
                                                          ---------   ---------

Cash at End of Period ..................................  $    --     $ 126,497
                                                          =========   =========


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                        $   2,762   $   4,544
                                                          =========   =========
   Income taxes paid during the period                    $    --     $    --
                                                          =========   =========

Supplemental Disclosure of Non-cash Investing and Financing Activities:     None



                 See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


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

Interim Financial Statements

     The unaudited financial statements as of March 31, 2001 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Continued)



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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Depreciation

     Fixed assets are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows:


    Asset                                Rate
---------------------------  -----------------------------------

Manufacturing equipment                 10 years
Furniture and fixtures                   5 years
Office equipment                         5 years
Leasehold improvements           Lease Term or 5 years
Automobile                               3 years

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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Continued)



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

Reclassifications

     Certain reclassifications have been made in the 2000 financial statements to conform with the 2001 presentation.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) per Share

     The  reconciliations of the numerators and denominators of the basic income
(loss) per share computations are as follows:


                                                              Per-Share
                                  Income        Shares         Amount
                                  ------        ------         ------
                                 (Numerator)   (Denominator)

                                 For the three months ended March 31, 2001
Basic & Diluted Loss per Share
Income to common shareholders    $       15,857   32,200,000   $       --
                                 ==============  ===========   ============

                                 For the three months ended March 31, 2000
Basic & Diluted Income per Share
Loss to common shareholders      $       42,650   16,092,308   $       --
                                 ==============  ===========   ============

     The Company has no outstanding dilutive common stock equivalents for March 31, 2001 and 2000.

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

NOTE 2 - INVENTORY

     As of March 31, 2001 and December 31, 2000, Inventory consists of the following:


                              2001                   2000
                       ---------------------  ---------------------
Raw materials          $             438,701  $             414,010
Work in process                            -                 18,266
                       ---------------------  ---------------------
Total Inventory        $             438,701  $             432,276
                       =====================  =====================

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Continued)


NOTE 3 - INCOME TAXES

     As of December 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $110,000 that may be offset against future taxable income through 2020. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 4 - RELATED PARTY TRANSACTIONS

     As of March 31, 2001 and December 31, 2000, accrued management fees of GFR of approximately $38,065 ($60,043 Canadian) and $40,096 ($60,151 Canadian) were due to a major shareholder.

NOTE 5 - SHORT-TERM OBLIGATIONS


                                                          March 31, December 31,
                                                                2001      2000
                                                              --------  --------
Promissory note, repayable to related parties upon
   demand, including interest at 12% .......................  $ 67,854  $ 69,248
Working Capital Loans, repayable in stock or options upon
    demand including interest at 1% over prime (8.5%) ......   560,836   553,802
                                                              --------  --------

Total ......................................................  $628,690  $623,050
                                                              ========  ========

     The Company has a bank line of credit with a total amount owing of $50,717 and 43,328 as of March 31, 2001 and December 31, 2000 respectively. This line carries an interest rate of 9% a total available credit of $53,887 ($85,000 Canadian) at March 31, 2001.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Continued)


NOTE 6 - LONG-TERM DEBT


                                                         March 31,  December 31,
                                                            2001         2000
                                                           --------     --------
TDBank Small  Business  loan,  repayable
  in monthly  instalments  $2,519 ($3,973
  Canadian),  including interest at 10.15%,
  maturing March 15, 2004, secured by certain
  manufacturing  equipment of the Company ............     $105,638     $116,606

Less current portion of long-term debt ...............       20,435       20,951
                                                           --------     --------

                                                           $ 85,203     $ 95,655
                                                           ========     ========

     Principal payments due on long-term debt for each of the five years subsequent to December 31, 2000 and thereafter are as follows:


         Year ending:                    Amount
-------------------------------   --------------------

             2001                 $             20,951
             2002                               23,179
             2003                               25,644
             2004                               28,371
             2005                               18,461
          Thereafter                                 -
                                  --------------------
             Total                $            116,606
                                  ====================

NOTE 7 - ECONOMIC DEPENDENCE

     During 2001 and 2000, the Company sold approximately 53% and 94% of sales to Prairie Naturals Inc. Future operations of the Company depend on continuation of the manufacturing arrangement with Prairie Naturals Inc.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Continued)


NOTE 8 - COMMITMENTS

     The Company has entered into a lease agreement for its manufacturing and office facilities with the Company's major shareholder and other parties. The rental charges are approximately $38,000 ($60,000 Canadian) per year. The lease expires December 31, 2001.

     The minimum future lease payments under these leases for the next five years are:


         Year Ended                      Real Property
        December 31,
-----------------------------           --------------------
           2001                         $             38,000
           2002                                   -
           2003                                   -
           2004                                   -
           2005                                   -
           Thereafter                             -
                                        --------------------

Total minimum future lease payments     $             38,000
                                        ====================

     The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 9 - STOCK INCENTIVE PLAN

     The Board of Directors has authorized and the Company has established the 2001 Incentive and Non-qualified Stock Option Plan. Under the plan the Company is authorized to issued up to 6,000,000 shares of the Company's common stock with such exercise price and vesting periods as the Board of Directors Deems to be in the best interest of the Company. As of March 31, 2001, no option have been granted.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

Liquidity and Capital Resources

Laredo's working capital ratio was 0.76:1 as at March 31, 2001 compared to 0.74:1 at December 31, 2000. The key contributing factors for this increase is improved cash flow for the quarter and the resulting $229,585 decrease in the bank overdraft.

Current liabilities include a $67,854 promissory note payable to a party related to the shareholder, which bears interest at 12% annually. These funds are repayable on demand however, the request for repayment occurring at this time is not expected.

Laredo has a small business loan outstanding with a balance of $105,638 at March 31, 2001. This loan bears interest at 10.15% over a 5 year term.

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

Results of Operations


                                                          March 31,    March 31,
                                                           2001          2000
                                                         --------      --------

Sales ..............................................     $566,001      $571,139
Cost of Sales ......................................      359,406       404,366
Gross Profit .......................................      206,595       166,773
Gross Profit Margin ................................         36.5%         29.2%
Selling, General & Administrative Expenses .........      161,998       106,953
Administrative Expenses as a % of sales ............         28.6%         18.7%

For the 3 months ended March 31, 2001, sales were $5,000 lower than 2000 but are expected to grow during 2001. During 2001 and 2000 53% and 94% of sales, respectively were to Prairie Naturals Inc., a wholesale distributor for which Laredo manufactures private label products. Laredo has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. distributes under the Prairie Naturals Inc. name.

Operating margins in 2001 were 36.5% of sales revenue, 7.3% higher than 2000. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses. General and administrative expenses were 28.6% of sales in 2001, 9.9% higher than 2000. Management attributes the decreases in costs of sales to manufacturing equipment downtime experienced during 2000. General and administrative cost increases are due to increased professional fees and marketing costs.

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

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information

     Effective May 10, 2001, The Board of Directors accepted the resignation of the Company's Chief Financial Officer, Marc Casavant.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the past quarter.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Laredo Investment Corp.
                                  (Registrant)





DATE:     May 15, 2001       By:    /s/ Richard Pierce
       --------------------         ---------------------
                                    Richard Pierce
                                    President, C.E.O., Director
                                   (Principal Executive and Accounting Officer)