Form 10QSB
period 2001-06-30
LAREDO INVESTMENT CORP
filed 2001-08-13
CIK 1096294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2001
                                                ----------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from to

                        Commission file number 000-27959
                                               ----------

                             Laredo Investment Corp.
                            -------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2001 32,200,000
                                                       -------------------------

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT



Laredo Investment Corp.


         We have reviewed the accompanying balance sheets of Laredo Investment Corp. as of June 30, 2001 and December 31, 2000, and the related statements of operations three and six month periods ended June 30, 2001 and 2000, and cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /s/ ROBISON, HILL & CO
                                                   Certified Public Accountants

Salt Lake City, Utah
August 8, 2001

                             LAREDO INVESTMENT CORP.
                                 BALANCE SHEETS





                                                  June 30,          December 31,
                                                    2001                2000
                                                 -----------        -----------
ASSETS
Current Assets:
Cash and cash equivalents ................       $      --          $      --
Receivables ..............................           589,548            658,834
Inventory ................................           504,351            432,276
Prepaid expense ..........................             2,435              1,664
                                                 -----------        -----------

     Total Current Assets ................         1,096,334          1,092,774
                                                 -----------        -----------

Fixed Assets:
Manufacturing Equipment ..................           456,025            456,025
Office Equipment .........................            19,144             16,747
Furniture & Fixtures .....................             2,752              2,752
Leasehold improvements ...................            41,814             41,814
                                                 -----------        -----------
                                                     519,735            517,338
Less Accumulated Depreciation ............           (93,152)           (69,332)
                                                 -----------        -----------
                                                     426,583            448,006
                                                 -----------        -----------

Other Assets:
Intangible Assets, Net ...................            16,667             21,667
                                                 -----------        -----------

     TOTAL ASSETS ........................       $ 1,539,584        $ 1,562,447
                                                 ===========        ===========

                             LAREDO INVESTMENT CORP.
                                 BALANCE SHEETS
                                   (Continued)




                                                      June 30,      December 31,
                                                        2001            2000
                                                     -----------    -----------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities .........   $   599,923    $   496,267
Bank Overdraft ...................................        59,647        289,943
Bank Line ........................................        55,761         43,328
Short-Term Loans & Notes Payable .................       581,987        553,802
Related Party Loans ..............................        72,342         69,248
Current Portion Long-Term Debt ...................        21,687         20,951
                                                     -----------    -----------

     Total Current Liabilities ...................     1,391,347      1,473,539
                                                     -----------    -----------

Long-Term Debt ...................................        82,538         95,655
                                                     -----------    -----------

     Total Liabilities ...........................     1,473,885      1,569,194
                                                     -----------    -----------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 100,000,000
   shares authorized, 100 and 32,200,000 shares
   issued and outstanding at June 30, 2001 and ...        32,200         32,200
   December 31, 2000
Additional Paid-in Capital .......................        28,150         28,150
Currency Translation Adjustment ..................        11,586          5,155
Retained Earnings (Deficit) ......................        (6,237)       (72,252)
                                                     -----------    -----------

     Total Stockholders' Equity ..................        65,699         (6,747)
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......   $ 1,539,584    $ 1,562,447
                                                     ===========    ===========












                 See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                            STATEMENTS OF OPERATIONS





                               For the three months ended   For the six months ended
                                          June 30,                   June 30,
                                 ------------------------    ------------------------
                                    2001         2000           2001           2000
                                 ---------    -----------    -----------    ---------
REVENUES
Sales ........................   $ 747,409    $ 440,407    $ 1,313,410    $ 1,011,546
Cost of Sales ................     473,536      317,825        832,942        722,191
                                 ---------    -----------    -----------    ---------
Gross Margin .................     273,873      122,582        480,468        289,355

EXPENSES
   Selling & Marketing .......       6,152        7,138         22,988         18,441
   General & Administrative ..     180,854      150,958        326,016        246,608
                                 ---------    -----------    -----------    ---------
                                   187,006        158,096        349,004      265,049
                                 ---------    -----------    -----------    ---------

Net Income from Operations ...      86,867      (35,514)       131,464         24,306
                                 ---------    -----------    -----------    ---------

Other Income (Expense)
   Interest, Net .............     (18,857)     (16,284)       (42,801)       (25,927)
   Currency Exchange, Net ....     (17,852)     (25,665)       (22,648)       (25,665)
                                 ---------    -----------    -----------    ---------

Net Income Before Income Taxes      50,158      (77,463)        66,015        (27,286)
Income Tax Expense ...........        --          7,527           --             --
                                 ---------    -----------    -----------    ---------

NET INCOME ...................   $  50,158    $   (69,936)   $    66,015    $ (27,286)
                                 =========    ===========    ===========    =========

Basic and Diluted Earnings Per
Common Share .................   $    0.00    $      0.00    $      0.00    $    0.00
                                 =========    ===========    ===========    =========

Weighted Average Number of
Common Shares                   32,200,000     29,000,000     32,200,000   29,000,000
                                 =========    ===========    ===========    =========








                 See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                            STATEMENTS OF CASH FLOWS



                                                          For the six months ended
                                                                   June 30,
                                                            ----------------------
                                                               2001         2000
                                                            ---------    ---------
Cash Flows From Operating Activities
   Net income (loss) for the period .....................   $  66,015    $ (27,286)
Adjustments to reconcile net income (loss) to net cash
   Provided by (Used in) operating activities
     Currency translation adjustment ....................       6,430       (1,711)
     Depreciation and Amortization ......................      28,819       19,076
     Currency Exchange ..................................      22,648         --
     Decrease (Increase) in Receivables .................      69,287     (204,106)
     Decrease (Increase) in Inventory ...................     (72,074)    (125,508)
     (Increase) in Prepaid Expense ......................        (771)      (5,116)
     Increase in Accounts Payable & Accrued Liabilities .     115,225      195,899
     Increase (Decrease) in Bank Overdraft ..............    (230,297)        --
                                                            ---------    ---------
Net Cash Provided by (Used in) Operating Activities .....       5,282     (148,752)
                                                            ---------    ---------

Cash Flows From Investing Activities
   Purchase of property and equipment ...................      (2,397)    (224,587)
                                                            ---------    ---------
Net Cash Provided by Investing Activities ...............      (2,397)    (224,587)
                                                            ---------    ---------

Cash Flows From Financing Activities
   Proceeds/Payment on Bank Line ........................      12,433         --
   Payments on short-term notes payable .................        --        (26,497)
   Proceeds from short-term notes payable ...............        --        414,175
   Principle payment on long-term debt ..................     (15,318)     (14,339)
                                                            ---------    ---------

Net Cash Provided by Financing Activities ...............      (2,885)     373,339
                                                            ---------    ---------

Increase (Decrease) in Cash .............................        --           --
Cash at beginning of period .............................        --           --
                                                            ---------    ---------

Cash at End of Period ...................................   $    --      $    --
                                                            =========    =========


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period ......................   $   8,520    $   3,909
                                                            =========    =========
   Income taxes paid during the period ..................   $    --      $    --
                                                            =========    =========

Supplemental Disclosure of Non-cash Investing and Financing Activities:     None



                 See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001


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

Interim Financial Statements

         The unaudited financial statements as of June 30, 2001 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Continued)



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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Depreciation

         Fixed assets are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows:


                     Asset                                     Rate
------------------------------------------------  ------------------------------

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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Continued)



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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) per Share

         The reconciliations of the numerators and denominators of the basic income (loss) per share computations are as follows:


                                                                     Per-Share
                                            Income       Shares        Amount
                                            ------       ------        ------
                                         (Numerator) (Denominator)

                                        For the three months ended June 30, 2001
Basic & Diluted Loss per Share
Income to common shareholders ........   $    50,158    32,200,000   $      --
                                         ===========   ===========   ===========

                                        For the three months ended June 30, 2000
Basic & Diluted Income per Share
Loss to common shareholders ..........   $   (69,936)   29,000,000   $      --
                                         ===========   ===========   ===========

                                          For the six months ended June 30, 2001
Basic & Diluted Loss per Share
Income to common shareholders ........   $    66,015    32,200,000   $      --
                                         ===========   ===========   ===========

                                          For the six months ended June 30, 2000
Basic & Diluted Income per Share
Loss to common shareholders ..........   $   (27,286)   29,000,000   $      --
                                         ===========   ===========   ===========

         The Company has no outstanding dilutive common stock equivalents for June 30, 2001 and 2000.

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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Continued)


NOTE 2 - INVENTORY

         As of June 30, 2001 and December 31, 2000, Inventory consists of the following:


                                                 2001                2000
                                          ------------------  ------------------
Raw materials                             $          504,351  $          414,010
Work in process                                            -              18,266
                                          ------------------  ------------------
Total Inventory                           $          504,351  $          432,276
                                          ==================  ==================

NOTE 3 - INCOME TAXES

         As of December 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $110,000 that may be offset against future taxable income through 2020. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 4 - RELATED PARTY TRANSACTIONS

         As of June 30, 2001 and December 31, 2000, accrued management fees of GFR of approximately $51,326 ($78,239 Canadian) and $40,096 ($60,151 Canadian) were due to a major shareholder.

NOTE 5 - SHORT-TERM OBLIGATIONS


                                                           June 30, December 31,
                                                              2001       2000
                                                            --------   --------
Promissory note, repayable to related parties upon
   demand, including interest at 12% .....................  $ 72,342   $ 69,248
Working Capital Loans, repayable in stock or options upon
    demand including interest at 1% over prime (6.75%) ...   581,987    553,802
                                                            --------   --------

Total ....................................................  $654,329   $623,050
                                                            ========   ========

         The Company has a bank line of credit with a total amount owing of $55,761 and 43,328 as of June 30, 2001 and December 31, 2000 respectively. This line carries an interest rate of 9% a total available credit of $55,761 ($85,000 Canadian) at June 30, 2001.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Continued)


NOTE 6 - LONG-TERM DEBT


                                                                                  June 30,          December 31,
                                                                                    2001                2000
                                                                             ------------------  ------------------
TDBank Small  Business  loan,  repayable in monthly  instalments  $2,519 ($3,973
  Canadian),  including interest at 10.15%,  maturing March 15, 2004, secured by certain manufacturing
  equipment of the Company                                                   $          104,225  $          116,606

Less current portion of long-term debt                                                   21,687              20,951
                                                                             ------------------  ------------------

                                                                             $           82,538  $           95,655
                                                                             ==================  ==================

         Principal payments due on long-term debt for each of the five years subsequent to December 31, 2000 and thereafter are as follows:


       Year ending:                Amount
---------------------------  ------------------

           2001              $           20,951
           2002                          23,179
           2003                          25,644
           2004                          28,371
           2005                          18,461
        Thereafter                            -
                             ------------------
           Total             $          116,606
                             ==================

NOTE 7 - ECONOMIC DEPENDENCE

         During 2001 and 2000, the Company sold approximately 65% and 94% of sales to Prairie Naturals Inc. Future operations of the Company depend on continuation of the manufacturing arrangement with Prairie Naturals Inc.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Continued)


NOTE 8 - COMMITMENTS

         The Company has entered into a lease agreement for its manufacturing and office facilities and certain manufacturing equipment with the Company's major shareholder and other parties. The rental charges are approximately $39,000 ($60,000 Canadian) and $28,556 ($43,530 Canadian) per year,
respectively.   The  leases  expire   December  31,  2001  and  June  30,  2004,
respectively.

         The minimum future lease payments under these leases for the next five years are:


         Year Ended December 31,                      Real Property    Equipment
-------------------------------------------------        -------        --------
                                             2001        $39,000        $ 14,278
                                             2002           --            28,556
                                             2003           --            28,556
                                             2004           --            28,556
                                             2005           --            14,278
Thereafter                                                  --              --
                                                         -------        --------

Total minimum future lease payments                      $39,000        $114,224
                                                         =======        ========

         The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 9 - STOCK INCENTIVE PLAN

         The Board of Directors has authorized and the Company has established the 2001 Incentive and Non-qualified Stock Option Plan. Under the plan the Company is authorized to issued up to 6,000,000 shares of the Company's common stock with such exercise price and vesting periods as the Board of Directors Deems to be in the best interest of the Company. As of June 30, 2001, no option have been granted.

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

Liquidity and Capital Resources

Laredo's working capital ratio was 0.79:1 as at June 30, 2001 compared to 0.74:1 at December 31, 2000. The key contributing factors for this increase is improved cash flow for the quarter and the resulting $230,297 decrease in the bank overdraft.

Current liabilities include a $72,342 promissory note payable to a party related to a major shareholder, which bears interest at 12% annually. These funds are repayable on demand however, the request for repayment occurring at this time is not expected.

Laredo has a small business loan outstanding with a balance of $104,225 at June 30, 2001. This loan bears interest at 10.15% over a 5 year term.

Laredo anticipates acquiring an additional $200,000 of manufacturing equipment in fiscal 2001 in order to meet demands for new private label sales. Plant renovations costing $30,000 are also expected to be completed in fiscal 2001. These expenditures will be financed through private placement of shares.
Increased sales volumes will also necessitate hiring additional operations, sales and administrative personnel.

Results of Operations


                                               Three Months Ended                       Six Months Ended
                                                    June 30,                                June 30,
                                            2001                2000                2001                2000
                                      -----------------   -----------------  ------------------  ------------------

Sales                                 $         747,409   $         440,407  $        1,313,410  $        1,011,546
Cost of Sales                                   473,536             317,825             832,942             722,191
Gross Profit                                    273,873             122,582             480,468             289,355
Gross Profit Margin                               36.6%               27.8%               36.6%               28.6%
Expenses                                        187,006             158,096             349,004             265,049
Expenses as a % of sales                          25.0%               35.9%               26.6%               26.2%

For the 3 months ended June 30, 2001, sales were $307,002 higher than 2000. For the 6 months ended June 30, 2001, sales were $301,864 higher than 2000. Management expects sales to continue to grow during 2001. During 2001 and 2000 65% and 94% of sales, respectively were to Prairie Naturals Inc., a wholesale distributor for which Laredo manufactures private label products. Laredo has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. distributes under the Prairie Naturals Inc. name.

Operating margins in 2001 were 36.6% of sales revenue, 8% higher than 2000. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses. General and administrative expenses were 26.6% of sales in 2001, 0.4% higher than 2000. Management attributes the decreases in costs of sales to manufacturing equipment downtime experienced during 2000. General and administrative cost increases are due to increased professional fees and marketing costs.

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


                             Laredo Investment Corp.
                             -----------------------
                                  (Registrant)





DATE:     August 13, 2001        By:    /s/ Richard Pierce
       -----------------------       -----------------------------
                                     Richard Pierce
                                     President, C.E.O., Director
                                    (Principal Executive and Accounting Officer)