Form 10QSB
period 2001-09-30
LAREDO INVESTMENT CORP
filed 2001-11-13
CIK 1096294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001
                                              ---------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2001 32,200,000
                                                   -----------------------------

        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT



Laredo Investment Corp.


        We have reviewed the accompanying balance sheets of Laredo Investment Corp. as of September 30, 2001 and December 31, 2000, and the related statements of operations three and nine month periods ended September 30, 2001 and 2000, and cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
November 2, 2001

                             LAREDO INVESTMENT CORP.
                                 BALANCE SHEETS





                                                September 30,       December 31,
                                                    2001               2000
                                                 -----------        -----------
ASSETS
Current Assets:
Cash and cash equivalents ................       $      --          $      --
Receivables ..............................           434,909            658,834
Inventory ................................           397,921            432,276
Prepaid expense ..........................             2,148              1,664
                                                 -----------        -----------

     Total Current Assets ................           834,978          1,092,774
                                                 -----------        -----------

Fixed Assets:
Manufacturing Equipment ..................           582,100            456,025
Office Equipment .........................            19,061             16,747
Furniture & Fixtures .....................             3,304              2,752
Leasehold improvements ...................            41,814             41,814
                                                 -----------        -----------
                                                     646,279            517,338
Less Accumulated Depreciation ............           (95,900)           (69,332)
                                                 -----------        -----------
                                                     550,379            448,006
                                                 -----------        -----------

Other Assets:
Intangible Assets, Net ...................            14,167             21,667
                                                 -----------        -----------

     TOTAL ASSETS ........................       $ 1,399,524        $ 1,562,447
                                                 ===========        ===========

                             LAREDO INVESTMENT CORP.
                                 BALANCE SHEETS
                                   (Continued)




                                                   September 30,    December 31,
                                                        2001           2000
                                                     -----------    -----------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities .........   $   533,469    $   496,267
Bank Overdraft ...................................         4,772        249,847
Bank Line ........................................         6,333         43,328
Short-Term Loans & Notes Payable .................       589,872        553,802
Related Party Loans ..............................        71,955         69,248
Shareholder Payables .............................        42,122         40,096
Current Portion Long-Term Debt ...................        32,851         20,951
                                                     -----------    -----------

     Total Current Liabilities ...................     1,281,374      1,473,539
                                                     -----------    -----------

Long-Term Debt ...................................        74,108         95,655
Lease Obligations ................................        94,871           --
                                                     -----------    -----------

     Total Liabilities ...........................     1,450,353      1,569,194
                                                     -----------    -----------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 100,000,000
   shares authorized, 32,200,000 shares issued
   and outstanding at September 30, 2001 and .....        32,200         32,200
   December 31, 2000
Additional Paid-in Capital .......................        28,150         28,150
Currency Translation Adjustment ..................        35,397          5,155
Retained Earnings (Deficit) ......................      (146,576)       (72,252)
                                                     -----------    -----------

     Total Stockholders' Equity ..................       (50,829)        (6,747)
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......   $ 1,399,524    $ 1,562,447
                                                     ===========    ===========










                 See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                            STATEMENTS OF OPERATIONS


                                  For the three months ended       For the nine months ended
                                         September 30,                   September 30,
                                   ---------------------------   ---------------------------
                                       2001           2000           2001           2000
                                   ------------   ------------   ------------   ------------
REVENUES
Sales ...........................  $    626,387   $    452,100   $  1,939,797   $  1,463,646
Cost of Sales ...................       454,224        314,627      1,410,166      1,036,818
                                   ------------   ------------   ------------   ------------
Gross Margin ....................       172,163        137,473        529,631        426,828

EXPENSES
   Selling & Marketing ..........         9,744         10,478         32,732         28,917
   General & Administrative .....       139,668        161,513        465,684        408,121
                                   ------------   ------------   ------------   ------------
                                        149,412        171,991        498,416        437,038
                                   ------------   ------------   ------------   ------------

Net Income (Loss) from Operations        22,751        (34,518)        31,215        (10,210)
                                   ------------   ------------   ------------   ------------

Other Income (Expense)
   Interest, Net ................       (22,558)       (20,799)       (65,359)       (46,726)
   Currency Exchange, Net .......       (19,274)        55,972        (41,922)        30,307
                                   ------------   ------------   ------------   ------------

Net Income Before Income Taxes ..       (19,081)           655        (76,066)       (26,629)
Income Tax Benefit (Expense) ....         1,743           --            1,743           --
                                   ------------   ------------   ------------   ------------

NET INCOME (LOSS) ...............  $    (17,338)  $        655   $    (74,323)  $    (26,629)
                                   ============   ============   ============   ============

Basic and Diluted Earnings Per
Common Share ....................  $       0.00   $       0.00   $       0.00   $       0.00
                                   ============   ============   ============   ============

Weighted Average Number of
Common Shares ...................    32,200,000     29,000,000     32,200,000     29,000,000
                                   ============   ============   ============   ============











                       See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                            STATEMENTS OF CASH FLOWS

                                                                       For the nine months ended
                                                                             September 30,
                                                                       -------------------------
                                                                            2001        2000
                                                                         ---------   ---------
Cash Flows From Operating Activities
   Net income (loss) for the period ...................................  $ (74,323) $  (26,629)
Adjustments to reconcile net income (loss) to net cash
   Provided by (Used in) operating activities
     Currency translation adjustment ..................................     30,241       6,180
     Depreciation and Amortization ....................................     34,068      29,738
     Currency Exchange ................................................       --          --
     Decrease (Increase) in Receivables ...............................    223,925    (168,225)
     Decrease (Increase) in Inventory .................................     34,355    (166,796)
     (Increase) in Prepaid Expense ....................................       (483)    (10,845)
     Increase in Accounts Payable & Accrued Liabilities ...............    116,073     140,851
     Increase (Decrease) in Bank Overdraft ............................   (285,172)       --
                                                                         ---------   ---------
Net Cash Provided by (Used in) Operating Activities ...................     78,684    (195,726)
                                                                         ---------   ---------

Cash Flows From Investing Activities
   Purchase of property and equipment .................................    (18,666)   (248,176)
                                                                         ---------   ---------
Net Cash Provided by Investing Activities .............................    (18,666)   (248,176)
                                                                         ---------   ---------

Cash Flows From Financing Activities
   Proceeds/Payment on Bank Line ......................................    (36,995)       --
   Proceeds from Shareholder Payables .................................      2,026        --
   Payments on short-term notes payable ...............................       --       (26,497)
   Proceeds from short-term notes payable .............................       --       513,711
   Principle payment on Lease Obligations .............................     (4,024)       --
   Principle payment on Long-Term Debt ................................    (21,025)    (21,528)
                                                                         ---------   ---------
Net Cash Provided by Financing Activities .............................    (60,018)    465,686
                                                                         ---------   ---------

Increase (Decrease) in Cash ...........................................       --        21,784
Cash at beginning of period ...........................................       --          --
                                                                         ---------   ---------

Cash at End of Period .................................................  $    --     $  21,784
                                                                         =========   =========


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period ....................................  $   3,145   $  16,015
                                                                         =========   =========
   Income taxes paid during the period ................................  $    --     $    --
                                                                         =========   =========

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Manufacturing Equipment on Capital Lease ..............................  $ 110,274   $    --


                       See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


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

Interim Financial Statements

        The unaudited financial statements as of September 30, 2001 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)



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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Depreciation

        Fixed assets are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows:


                 Asset                             Rate
---------------------------------------  ------------------------

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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)


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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) per Share

        The reconciliations of the numerators and denominators of the basic income (loss) per share computations are as follows:

                                                                                  Per-Share
                                                   Income          Shares           Amount
                                                   ------          ------           ------
                                                 (Numerator)    (Denominator)

                                                For the three months ended September 30, 2001
Basic & Diluted Loss per Share
Income to common shareholders                  $       (17,338)     32,200,000  $           -
                                               =============== ===============  ==============

                                                For the three months ended September 30, 2000
Basic & Diluted Income per Share
Loss to common shareholders                    $           655      29,000,000  $           -
                                               =============== ===============  ==============

                                                For the nine months ended September 30, 2001
Basic & Diluted Loss per Share
Income to common shareholders                  $       (74,323)     32,200,000  $           -
                                               =============== ===============  ==============

                                                For the nine months ended September 30, 2000
Basic & Diluted Loss per Share
Loss to common shareholders                    $       (26,629)     29,000,000  $           -
                                               =============== ===============  ==============

        The Company has no outstanding dilutive common stock equivalents for September 30, 2001 and 2000.

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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)


NOTE 2 - INVENTORY

        As of September 30, 2001 and December 31, 2000, Inventory consists of the following:


                                        2001            2000
                                   --------------  --------------
Raw materials                      $ 397,921       $      414,010
Work in process                                 -          18,266
                                   --------------  --------------
Total Inventory                    $ 397,921       $      432,276
                                   ==============  ==============

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

NOTE 4 - RELATED PARTY TRANSACTIONS

        As of September 30, 2001 and December 31, 2000, accrued management fees of GFR of approximately $42,122 ($66,511 Canadian) and $40,096 ($60,151 Canadian) were due to a major shareholder.

NOTE 5 - SHORT-TERM OBLIGATIONS


                                                                September 30,    December 31,
                                                                    2001             2000
                                                               ---------------  --------------
Promissory note, repayable to related parties upon
   demand, including interest at 12%                           $        71,955  $       69,248
Working Capital Loans, repayable in stock or options upon
    demand including interest at 1% over prime (6.75%)                 589,872         553,802
                                                               ---------------  --------------

Total                                                          $       661,827  $      623,050
                                                               ===============  ==============

        The Company has a bank line of credit with a total amount owing of $6,333 and 43,328 as of September 30, 2001 and December 31, 2000 respectively. This line carries an interest rate of 9% a total available credit of $53,831 ($85,000 Canadian) at September 30, 2001.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)


NOTE 6 - LONG-TERM DEBT

                                                                September 30,    December 31,
                                                                    2001             2000
                                                               ---------------  --------------
TDBank Small Business loan, repayable in monthly
  instalments of $2,519 ($3,973 Canadian),
  including interest at 10.15%, maturing March 15,
  2004, secured by certain manufacturing
  equipment of the Company                                     $        95,581  $      116,606

Capital Lease of manufacturing equipment
  from a related party, payable in monthly installments
  of $2,298 ($3,628 Canadian), with interest at 16%,
  for 48 months                                                        106,249               -

Less current portion of long-term debt                                  32,851          20,951
                                                               ---------------  --------------

                                                               $       168,979  $       95,655
                                                               ===============  ==============

        Principal payments due on long-term debt for each of the five years subsequent to December 31, 2000 and thereafter are as follows:


     Year ending:           Amount
----------------------  --------------

Oct. 1 - Dec. 31, 2001  $        7,843
         2002                   33,862
         2003                   38,244
         2004                   43,227
         2005                   78,654
      Thereafter                     -
                        --------------
        Total           $      201,830
                        ==============

NOTE 7 - ECONOMIC DEPENDENCE

        During 2001 and 2000, the Company sold approximately 63% and 94% of sales to Prairie Naturals Inc. Future operations of the Company depend on continuation of the manufacturing arrangement with Prairie Naturals Inc.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Continued)


NOTE 8 - COMMITMENTS

        The Company has entered into a lease agreement for its manufacturing and office facilities with the Company's major shareholder and other parties. The rental charges are approximately $38,000 ($60,000 Canadian) per year. The lease expires December 31, 2001.

        The minimum future lease payments under these leases for the next five years are:


      Year Ended December 31,                                   Real Property
-----------------------------------                            ---------------
Oct. 1 - Dec. 31, 2001                                         $        38,000
          2002                                                               -
          2003                                                               -
          2004                                                               -
          2005                                                               -
          Thereafter                                                         -
                                                               ---------------

          Total minimum future lease payments                  $        38,000
                                                               ===============

        The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 9 - STOCK INCENTIVE PLAN

        The Board of Directors has authorized and the Company has established the 2001 Incentive and Non-qualified Stock Option Plan. Under the plan the Company is authorized to issued up to 6,000,000 shares of the Company's common stock with such exercise price and vesting periods as the Board of Directors Deems to be in the best interest of the Company. As of September 30, 2001, no option have been granted.

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

Liquidity and Capital Resources

Laredo's working capital ratio was 0.65:1 as at September 30, 2001 compared to 0.74:1 at December 31, 2000. The key contributing factors for this decrease is the collection of and the reduction thereby of receivables by $223,925, and the $245,074 decrease in the bank overdraft.

Current liabilities include a $71,955 promissory note payable to a party related to a major shareholder, which bears interest at 12% annually. These funds are repayable on demand however, the request for repayment occurring at this time is not expected.

Long-Term liabilities include a small business loan and capital lease obligations outstanding with a balance of $95,581 and $106,249, respectively at September 30, 2001. The small business loan bears interest at 10.15% over a 5 year term, and the capital lease obligation bears interest at 16% over a 4 year term. The capital lease obligations is for manufacturing equipment from a related party.

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

Results of Operations

                                     Three Months Ended               Nine Months Ended
                                        September 30,                   September 30,
                                    2001            2000            2001             2000
                               --------------  --------------- ---------------  --------------

Sales                          $      626,387  $       452,100 $     1,939,797  $    1,463,646
Cost of Sales                         454,224          314,627       1,410,166       1,036,818
Gross Profit                          172,163          137,473         529,631         426,828
Gross Profit Margin                     27.5%            30.4%           27.3%           29.2%
Expenses                              149,412          161,513         498,416         437,038
Expenses as a % of sales                23.9%            35.7%           25.7%           29.9%

For the 3 months ended September 30, 2001, sales were $174,287 higher than 2000. For the 9 months ended September 30, 2001, sales were $476,151 higher than 2000. Management expects sales to continue to grow during 2001. During 2001 and 2000 63% and 94% of sales, respectively were to Prairie Naturals Inc., a wholesale distributor for which Laredo manufactures private label products. Laredo has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. distributes under the Prairie Naturals Inc. name.

Operating margins in 2001 were 27.3% of sales revenue, 2% lower than 2000. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses. General and administrative expenses were 25.7% of sales in 2001, 4.2% lower than 2000. Management attributes the increases in costs of sales to manufacturing equipment downtime experienced during 2000. General and administrative cost decreases are due to reductions in professional fees.

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


                             Laredo Investment Corp.
                                  (Registrant)





DATE:     November 12, 2001           By:    /s/ Richard Pierce
       -------------------------          -------------------------------------
                                            Richard Pierce
                                            President, C.E.O., Director
                                            (Principal Executive and
                                             Accounting Officer)