Form 10KSB
period 2001-12-31
LAREDO INVESTMENT CORP
filed 2002-03-28
CIK 1096294

U.S. Securities and Exchange Commission

                              Washington, Dc 20549

                                   Form 10-KSB


           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2001
                                             -----------------

                        Commission file number 000-27959

                             LAREDO INVESTMENT CORP.
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

                                  Common Stock
                                (Title of Class)


        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) NO ( ).

        Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

        Issuer's revenues for its most recent fiscal year, were $3,045,883.

        Issuer's Common Shares outstanding at March 19, 2002 was 32,200,000. The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 19, 2002 was $510,000, computed based on the average bid and asked price of such common equity as of March 19, 2002.

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

Currently, Laredo only manufactures nutritional supplements under private label contracts with wholesale distributors. During 2001 and 2000, one private label customer has comprised 45% and 64%, respectively of Laredo's sales.

Laredo's primary goal is to achieve a level of annual revenues in excess of $20 million by the fiscal year ended 2003 resulting from expanded marketing efforts and vertical integration through acquisitions and expansion into new markets. Laredo is also pursing opportunities to market direct sales to consumers through the Internet.

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


Item 2.        Description of Property.

Laredo's operations are located in a building that is owned by a major shareholder and his parents. The lease agreement is for a two year term ending December 31, 2003. Under the terms of the lease agreement, the monthly rent charge is approximately $3,140 ($5,000 Canadian) and Laredo is responsible for paying the property taxes, utility charges, and any costs of repair and maintenance. Any repairs and maintenance expenses paid for by the landlords are required to be reimbursed by Laredo at cost plus 15%. All other terms are consistent with those standard to lease agreements.

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


Item 3.        Legal Proceedings.

None


Item 4.        Submission of Matters to a Vote of Security Holders.

No matters were submitted for a vote of security holders of Laredo during the fourth quarter of the fiscal year ended December 31, 2001.

                                     Part II


Item 5.        Market for Common Equity and Related Stockholder Matter.

Market Information

Since December 17, 1999 Laredo's stock has been listed for sale on the OTC Electronic Bulletin Board under the symbol LRDI. The high and low bid prices of the Common Stock of Laredo have been as follows:


          Period                                High             Low
-----------------------------              ---------------  --------------
        1st Qtr 2000                       $         4.750  $        1.125
        2nd Qtr 2000                                 2.188           0.875
        3rd Qtr 2000                                 1.750           0.550
        4th Qtr 2000                                 0.490           0.063

        1st Qtr 2001                       $         0.266  $        0.093
        2nd Qtr 2001                                 0.150           0.050
        3rd Qtr 2001                                 0.080           0.020
        4th Qtr 2001                                 0.070           0.020

The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

Holders

There were approximately 65 holders of Laredo's 32,200,000 shares of common stock outstanding as of March 19, 2002.

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

Liquidity and Capital Resources

Laredo's working capital ratio was 0.70 at December 31, 2001 compared to 0.74 at December 31, 2000. Key contributing factors for this change were the approximate $69,000 increase in current assets, which included a decrease in accounts receivable of approximately $77,000 and an increase inventory of approximately $144,000, and the increase in accounts payable and accrued expenses of approximately $352,000.

Current liabilities include a $73,502 promissory note payable to a party related to the major shareholder, which bears interest at 12% annually. These funds are repayable on demand however, the request for repayment occurring at this time is not expected.

Laredo has a small business loan outstanding with a balance of $89,642 as at December 31, 2001. This loan bears interest at 10.15% and matures on March 15, 2004.

Laredo anticipates acquiring an additional $300,000 of manufacturing equipment in 2002 in order to meet demands for new private label sales. Plant renovations costing $20,000 are also expected to be completed in 2002. These expenditures may be financed through private placement of shares. Increased sales volumes will also necessitate hiring additional operations, sales and administrative personnel.

Results of Operations


                                                      2001             2000
                                                ---------------  --------------
Sales                                           $     3,045,883  $    2,309,461
Cost of Sales                                         2,346,659       1,559,820
Gross Profit                                            699,224         749,641
Gross Profit Margin                                      22.96%          32.46%
Administrative Expenses                                 654,010         699,994
Administrative Expenses as a % of sales                  21.47%          30.31%

For the year ended December 31, 2001, sales were $736,000 higher than 2000 and are expected to continue to grow during 2002. During 2001 and 2000 55% and 83% of sales, respectively were to Prairie Naturals Inc., a wholesale distributor for which Laredo manufactures private label products. Laredo has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. distributes under the Prairie Naturals Inc. name. Laredo also has an exclusive written contract to manufacture one product that Prairie Naturals Inc, distributes for a third party private label.

Operating margins in 2001 were 22.96% of sales revenue, 9.5% higher than 2000. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses. General and administrative expenses were 21.47% of sales in 2001, 8.84% lower than 2000. Management attributes the increases in costs of sales to manufacturing equipment downtime and a markdown on inventory during 2001. General and administrative cost decreases are due to professional fees relating acquisitions artificially inflating 2000 expenses.

Laredo anticipates realizing economies of scale as production volumes increase. Administrative expenses include advertising expenses which decreased during 2001 but are expected to increase due to Laredo's plan to expand marketing efforts.

Effect of Inflation

Laredo  does  not  anticipate  any  financial  impact,   whether  beneficial  or
detrimental, as a result of inflation.


Item 7.        Financial Statements.

The following financial statements of Laredo are filed under this Item.

Contents                                                                  Page

Independent Auditor's Report..............................................F - 1

Consolidated Balance Sheets
  December 31, 2001 and 2000..............................................F - 2

Consolidated Statements of Operations for the
  Years Ended December 31, 2001 and 2000..................................F - 4

Consolidated Statement of Stockholders' Equity for the
  Years Ended December 31, 2001 and 2000..................................F - 5

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2001 and 2000..................................F - 6

Notes to Consolidated Financial Statements................................F - 7


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with accountants on accounting and financial disclosure.

                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Business Experience Of Management

Richard Pierce, Age 41, President and CEO

Mr. Pierce is the President and Chief Executive Officer of Laredo In his role he oversees all aspects of operations, administration and financing of Laredo.

Mr. Pierce has almost 16 years experience in the natural health industry. From 1997 to 1998, prior to founding GFR Nutritionals Ltd., Mr. Pierce worked as a Business Development Coordinator for Integrated Equity Management. He was involved in marketing bridge financing arrangements to private corporations. For one year spanning 1996 and 1997, Mr. Pierce worked as an Industry Consultant for Natraceuticals Inc. He specialized in the development and marketing of new sports nutrition products.

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

Lucretia Schanfarber, Age 49, Director

Ms Schanfarber has served as Vice President of Sales and Marketing of GFR Nutritionals since inception. She has over 26 years of marketing experience in all sectors of the Natural Health Products Industry. She is the host and writer of the Healthy Stuff with Lucretia Radio Show and the host and writer of Health Experts On Call Radio Show of CFUN 1410 AM Vancouver, British Columbia. She is also a contributing editor to the Encyclopedia of Natural Healing published by Alive Books in 1998 and is a regular contributing writer to Alive Magazine and Healthy Living Guide Magazine. From 1993 to 1996, Ms Schanfarber served as National Director of Sales and Marketing of Nutrion Health and Fitness, Maple Ridge, British Columbia.

RoseMarie Pierce, Age 52, Director

Ms. Pierce has been owner operator of Sunstreams Health Foods in Calgary ALTA since 1998, and from 1995 to 1998 worked as a pharmacist at various locations for Coop Super Markets in Calgary ALTA.

Dr. Mengchi Liu, Director

Dr. Liu has served as Director since July 12, 2000. He is a tenured professor of computer science at the University of Regina, Saskatchewan, Canada, with over 10 years experience with 4 universities. Dr. Liu has a Ph.D and M.Sc in Deductive Databases from the university of Calgary, Alberta Canada, an M.Eng in Distributed Databases and a B.Sc in Computer Software. from Wuhan University, Hubei, China.

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

Item 10.       Executive Compensation.

Summary Compensation Table

For the year ended December 31, 2001 and 2000, the President and CEO received $60,278 ($96,000 Canadian) in compensation and $6,028 ($9,600 Canadian) in Automobile allowance pursuant to an oral agreement.

Laredo has not granted any options to Directors, Officers, or Key Personnel.

Compensation Of Directors

The members of Laredo's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

Item 11.       Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Management and Certain Beneficial Owners holding five percent or greater of the 32,200,000 shares of common stock outstanding as of December 31, 2001.

    Title of            Name and Address               Amount and Nature             % of
      Class            of Beneficial Owner          of Beneficial Ownership         Class
----------------- -----------------------------  -----------------------------  --------------
Common            Richard Pierce (1)                                10,100,000          31.37%
                  President, CEO, Director

                  Mengchi Liu (1)                                   10,000,000          31.06%
                  Director

                  Lucretia Schanfarber (1)                           1,900,000           5.90%
                  Director

                  All officers and Directors                        22,000,000          68.32%
                  as a Group (6 persons)

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

Item 12.       Certain Relationships and Related Transactions.

        As at December 31, 2001 and 2000, accounts payable include approximately $8,322 ($13,254 Canadian) and $40,096 ($60,151 Canadian) owing to a major shareholder.

Current liabilities include a $73,502 promissory note payable to a party related to the major shareholder, which bears interest at 12% annually. These funds are repayable on demand however, the request for repayment occurring at this time is not expected.

Laredo's operations are located in a building that is owned by a major shareholder and his parents. The lease agreement is for a two year term ending December 31, 2003. Under the terms of the lease agreement, the monthly rent charge is approximately $37,674 ($60,000 Canadian) per year and Laredo is responsible for paying the property taxes, utility charges, and any costs of repair and maintenance. Any repairs and maintenance expenses paid for by the landlords are required to be reimbursed by Laredo at cost plus 15%. All other terms are consistent with those standard to lease agreements.

Laredo has also entered into a lease agreement for certain manufacturing equipment with the Company's major shareholder and other parties. The rental charges are approximately $31,160 ($49,625 Canadian) per year and expires June 30, 2005.

Item 13.       Exhibits and Reports on Form 8-K.

The following documents are filed as part of this report under Part II, Item 8:

Exhibits as required by Item 601 of Regulation S-B

Exhibit Number        Description

        3.1           Articles of Incorporation as amended (1)

        3.2           Bylaws (1)


(1) Incorporated by reference to Laredo's report on Form 10SB12G dated November 5, 1999

(b) Reports of Form 8-K

No report on Form 8-K was filed during the quarter ended December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO INVESTMENT CORP.


Dated: March 28, 2002



/s/ RICHARD PIERCE
------------------
Richard Pierce, President and C.E.O.



/s/ LUCRETIA SCHANFARBER
------------------------
Lucretia Schanfarber, Director



/s/ ROSEMARI PIERCE
-------------------
RoseMari Pierce, Director

                             LAREDO INVESTMENT CORP.
                                AND SUBSIDIARIES

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2001 AND 2000

                                    CONTENTS


                                                                           Page

Independent Auditor's Report..............................................F - 1

Consolidated Balance Sheets
  December 31, 2001and 2000...............................................F - 2

Consolidated Statements of Operations for the
  Years Ended December 31, 2001 and 2000..................................F - 4

Consolidated Statement of Stockholders' Equity for the
  Years Ended December 31, 2001 and 2000..................................F - 5

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2001 and 2000..................................F - 6

Notes to Consolidated Financial Statements................................F - 7

                          INDEPENDENT AUDITOR'S REPORT


Laredo Investment Corp. And Subsidiaries


        We have audited the accompanying consolidated balance sheets of Laredo Investment Corp. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, and stockholders' equity for the two years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laredo Investment Corp. and Subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the two years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted



                                                   /S/ ROISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
March 19, 2002

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,
                                                               -------------------------------
                                                                    2001             2000
                                                               ---------------  --------------
ASSETS
Current Assets:
Cash and cash equivalents                                      $             -  $            -
Receivables                                                            581,672         658,834
Inventory                                                              576,050         432,276
Prepaid expense                                                          3,956           1,664
                                                               ---------------  --------------

     Total Current Assets                                            1,161,678       1,092,774
                                                               ---------------  --------------

Fixed Assets:
Manufacturing Equipment                                                577,204         456,025
Office Equipment                                                        21,095          16,747
Furniture & Fixtures                                                     3,525           2,752
Leasehold improvements                                                  41,814          41,814
                                                               ---------------  --------------
                                                                       643,638         517,338
Less Accumulated Depreciation                                         (105,882)        (69,332)
                                                               ---------------  --------------
                                                                       537,756         448,006
                                                               ---------------  --------------

Other Assets:
Intangible Assets, Net                                                  11,667          21,667
                                                               ---------------  --------------

     TOTAL ASSETS                                              $     1,711,101  $    1,562,447
                                                               ===============  ==============

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                        December 31,
                                                               -------------------------------
                                                                    2001             2000
                                                               ---------------  --------------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                       $       808,641  $      456,171
Bank Overdraft                                                          71,071         289,943
Bank Line                                                               43,953          43,328
Short-Term Loans & Notes Payable                                       615,011         553,802
Related Party Loans                                                     73,502          69,248
Shareholder Payables                                                     8,322          40,096
Current Portion Long-Term Debt                                          41,068          20,951
                                                               ---------------  --------------

     Total Current Liabilities                                       1,661,568       1,473,539
                                                               ---------------  --------------

Long-Term Debt                                                          67,808          95,655
Lease Obligations                                                       63,859               -
                                                               ---------------  --------------

     Total Liabilities                                               1,793,235       1,569,194
                                                               ---------------  --------------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 100,000,000
   shares authorized, 100 and 32,200,000 shares
   issued and outstanding at December 31, 2001 and 2000.                32,200          32,200
Additional Paid-in Capital                                              28,150          28,150
Currency Translation Adjustment                                         28,262           5,155
Retained Earnings (Deficit)                                           (170,746)        (72,252)
                                                               ---------------  --------------

     Total Stockholders' Equity                                        (82,134)         (6,747)
                                                               ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $     1,711,101  $    1,562,447
                                                               ===============  ==============




          The accompanying notes are an integral part of these financial statements.

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     For The Year Ended
                                                                        December 31,
                                                               -------------------------------
                                                                    2001             2000
                                                               ---------------  --------------
REVENUES
Sales                                                          $     3,045,883  $    2,309,461
Cost of Sales                                                        2,346,659       1,559,820
                                                               ---------------  --------------
Gross Margin                                                           699,224         749,641

EXPENSES
   Selling & Marketing                                                  39,396          47,656
   General & Administrative                                            614,614         652,338
                                                               ---------------  --------------
                                                                       654,010         699,994
                                                               ---------------  --------------

Net Income from Operations                                              45,214          49,647
                                                               ---------------  --------------

Other Income (Expense)
   Interest, Net                                                       (85,400)        (66,658)
   Write Down of Assets                                                      -         (20,350)
   Currency Exchange, Net                                              (60,039)        (50,021)
                                                               ---------------  --------------

Net Income (Loss) Before Income Taxes                                 (100,225)        (87,382)
Income Tax Expense                                                       1,731         (11,588)
                                                               ---------------  --------------

NET INCOME (LOSS)                                              $       (98,494) $      (98,970)
                                                               ===============  ==============










          The accompanying notes are an integral part of these financial statements.

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                     Cumulative        Retained
                                                            Common Stock               Paid-In       Translation      Earnings /
                                                        Shares       Par Value         Capital       Adjustment       (Deficit)
                                                    -------------- --------------  --------------- ---------------  --------------
Balance at December 31, 1999                                     1 $            1  $             - $             -  $       26,718

January 17, 2000, Shares issued for cash                        99              -                -               -               -
January 21, 2000, Shares Cancelled and
   Shares issued to Acquire GFR Nutritionals, Ltd.      28,999,900         28,999            1,350               -               -

February 15, 2000, Shares issued for intangibles           200,000            200           19,800               -               -

July 12, 2001, Shares Cancelled and                                                                              -               -
Shares issued to Acquire WST Web Search
Technologies, Inc.                                       3,000,000          3,000            7,000               -               -

Currency Translation Adjustment                                  -              -                -           5,155               -

Net Loss                                                         -              -                -               -         (98,970)
                                                    -------------- --------------  --------------- ---------------  --------------

Balance at December 31, 2001                            32,200,000         32,200           28,150           5,155         (72,252)
                                                    ============== ==============  =============== ===============  ==============

Currency Translation Adjustment                                  -              -                -          23,107               -

Net Loss                                                         -              -                -               -         (98,494)
                                                    -------------- --------------  --------------- ---------------  --------------

Balance at December 31, 2001                            32,200,000 $       32,200  $        28,150 $        28,262  $     (170,746)
                                                    ============== ==============  =============== ===============  ==============

          The accompanying notes are an integral part of these financial statements.

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For The Year Ended
                                                                        December 31,
                                                               -------------------------------
                                                                    2001             2000
                                                               ---------------  --------------
Cash Flows From Operating Activities
   Net income (loss) for the period                            $       (98,494) $      (98,970)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Currency Translation Adjustment                                    23,106           5,155
     Depreciation and Amortization                                      46,550          18,741
     Write Down of Assets                                                    -          20,350
     Decrease (Increase) in Receivables                                 77,162        (466,495)
     Decrease (Increase) in Inventory                                 (143,774)       (292,256)
     Decrease (Increase) in Prepaid Expense                             (2,292)           (807)
     Increase in Accounts Payable & Accrued Liabilities                394,079         356,132
     Increase (Decrease) in Bank Overdraft                            (218,873)        270,764
                                                               ---------------  --------------
Net Cash Provided by (Used in) Operating Activities                     77,464        (187,386)
                                                               ---------------  --------------

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                  (33,454)       (289,614)
                                                               ---------------  --------------
Net Cash Used by Investing Activities                                  (33,454)       (289,614)
                                                               ---------------  --------------

Cash Flows From Financing Activities
   Proceeds/Payments on Bank Line                                          625          43,328
   Payments on Shareholder Payables                                    (31,774)        (61,224)
   Proceeds from Short-term Notes Payable                               16,625         514,162
   Principle Payment on Long-term Debt                                 (19,735)        (19,266)
   Principle Payment on Capital Lease Obligations                       (9,751)              -
                                                               ---------------  --------------
Net Cash Provided by (Used in) Financing Activities                    (44,010)        477,000
                                                               ---------------  --------------

Increase (Decrease) in Cash                                                  -               -
Cash at beginning of period                                                  -               -
                                                               ---------------  --------------
Cash at End of Period                                          $             -  $            -
                                                               ===============  ==============


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                             $        53,643  $       19,257
                                                               ===============  ==============
   Income taxes paid during the period                         $             -  $        2,781
                                                               ===============  ==============

Supplemental Disclosure of Non-cash Investing and Financing Activities:
   Equipment acquired through Capital Lease                    $        92,845  $            -
   Stock issued for Intangible Assets                          $             -  $       30,000
                                                               ===============  ==============

          The accompanying notes are an integral part of these financial statements.

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2001 AND 2000


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

        On January 21, 2000, the CompanyLaredo entered into an Acquisition Agreement with GFR Nutritionals, Ltd., a British Columbia corporation, (GFR), Richard Pierce and Lucretia Schanfarber (the GFR Majority Shareholders) to acquire their shares representing 100% of the outstanding common stock of GFR in exchange for 19,000,000 newly issued shares of Laredo's restricted common stock. The transaction was recorded as a reverse acquisition. GFR was incorporated in March 1997 as Helm Developments Ltd. In June 1998, the Company formally changed its name to GFR Nutritionals Ltd. GFR was 100% owned by the President and CEO, Richard Pierce from inception until January 17, 2000, when a 10% interest was acquired by Lucretia Schanfarber. Business operations began in October 1998 after acquiring manufacturing equipment and arranging to manufacture nutritional supplements under a private label contract.

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

         On November 1, 2000, the Company entered into an Acquisition Agreement with R & L Health, Inc. (formerly Prohealth Nutritionals Ltd.), a British Columbia corporation, (R&L), to acquire 100% of the outstanding common stock of R&L in exchange for $0.01. The transaction has been recorded as a purchase.

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Principles of Consolidation

        The consolidated financial statements for December 31, 2001 and the year ended include the accounts of Laredo Investment Corp. and the following wholly owned subsidiaries:

*       GFR Nutritionals, Ltd., a British Columbia corporation
*       Nutritionals(USA) Direct.com, a Washington corporation
*       WST Web Search Technologies, Inc., a Sasketchewan corporation
*       R & L Health, Inc.,  a British Columbia corporation

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

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Depreciation

        Fixed assets are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows:


                 Asset                        Rate
---------------------------------------  --------------

Manufacturing equipment                     10-20 years
Furniture and fixtures                        5-7 years
Office equipment                              3-5 years
Leasehold improvements                    Term of lease

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

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Foreign currency remeasureent/translation

        The Company's primary functional currency is the Canadian dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are remeasured at year-end exchange rates. All other assets, liabilities, and stockholders' equity are remeasured at historical exchange rates for past transactions and at year-end exchange rates for current and future transactions. Revenue and expense accounts are remeasured at the average exchange rates in effect during the year, except those related to assets and liabilities, which are remeasured at historical exchange rates. Remeasurement gains and losses are included in income.

        The Company's reporting currency is the U.S. dollar. Balance sheet accounts are translated at year-end exchange rates and revenue and expense accounts are translated at the average exchange rates in effect during the year. Translation gains and losses are included as a separate component of stockholders' equity.

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

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Reclassifications

        Certain   reclassifications   have  been  made  in  the  2000  financial
statements to conform with the 2001 presentation.

Earnings (Loss) per Share

        The reconciliations of the numerators and denominators of the basic income (loss) per share computations are as follows:

                                                                                  Per-Share
                                                   Income          Shares           Amount
                                                   ------          ------           ------
                                                 (Numerator)    (Denominator)

                                                    For the year ended December 30, 2000
Basic & Diluted Loss per Share
Income to common shareholders                  $       (98,970)     29,008,224  $            -
                                               =============== ===============  ==============

                                                    For the year ended December 30, 2001
Basic & Diluted Income per Share
Loss to common shareholders                    $       (98,494)     32,200,000  $            -
                                               =============== ===============  ==============

        The effect of outstanding common stock equivalents are anti-dilutive for December 31, 2001 and are thus not considered.

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

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)


NOTE 2 - INVENTORY

        As of December 31, 2001 and December 31, 2000, Inventory consists of the following:


                                        2001            2000
                                   --------------  --------------
Raw materials                      $      491,764  $      414,010
Work in process                            84,286          18,266
                                   --------------  --------------
Total Inventory                    $      576,050  $      432,276
                                   ==============  ==============


NOTE 3 - INCOME TAXES

        As of December 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $150,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 4 - RELATED PARTY TRANSACTIONS

        As  at  December  31,  2001  and  2000,   shareholder  payables  include
approximately $8,322 ($13,254 Canadian) and $40,096 ($60,151 Canadian) owing to a major shareholder.

NOTE 5 - SHORT-TERM OBLIGATIONS

                                                                December 31,     December 31,
                                                                    2001             2000
                                                               ---------------  --------------
Promissory note, repayable to related parties upon
   demand, including interest at 12%                           $        73,502  $       69,248
Working Capital Loans, repayable in stock or options upon
    demand including interest at 1% over prime (9.5%)                  615,011         553,802
                                                               ---------------  --------------

Total                                                          $       688,513  $      623,050
                                                               ===============  ==============

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)


NOTE 5 - SHORT-TERM OBLIGATIONS (Continued)

        The Company has a line of credit with a bank with a total amount owing of $43,953 and $43,328 as of December 31, 2001 and 2000 respectively. This line carries an interest rate of Prime Plus 1 (approximately 5.5%) and a total available credit of $94,185 ($150,000 Canadian) at December 31, 2001. The line is secured by certain manufacturing equipment of the Company.

NOTE 6 - LONG-TERM DEBT

                                                                December 31,     December 31,
                                                                    2001             2000
                                                               ---------------  --------------
TDBank Small  Business  loan,  repayable
  in monthly  instalments  $2,495 ($3,973 Canadian),
  including interest at 10.15%,
  maturing March 15, 2004, secured by certain
  manufacturing  equipment of the Company                      $        89,642  $      116,606

Less current portion of long-term debt                                  21,834          20,951
                                                               ---------------  --------------

                                                               $        67,808  $       95,655
                                                               ===============  ==============

        Principal payments due on long-term debt for each of the five years subsequent to December 31, 2001 and thereafter are as follows:


     Year ending:           Amount
----------------------  --------------

         2002           $       21,834
         2003                   24,156
         2004                   26,725
         2005                   16,927
         2006                        -
      Thereafter                     -
                        --------------
        Total           $       89,642
                        ==============

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)


NOTE 7 - ECONOMIC DEPENDENCE

        The Company sells a substantial portion of its product to one customer. During 2001 and 2000, sales to that customer aggregated 55% and 83%, respectively. As of December 31, 2001, amounts due from that customer included in accounts receivable were 45% and 64%, respectively. Future operations of the Company depend on continuation of the manufacturing arrangement with that customer.

NOTE 8 - COMMITMENTS

        The Company has entered into a lease agreement for its manufacturing and office facilities and certain manufacturing equipment with the Company's major shareholder and other parties. The rental charges are approximately $37,674 ($60,000 Canadian) per year for real property and $31,160 ($49,625 Canadian) per year for equipment. The real property lease expires December 31, 2003, and the equipment lease expires June 30, 2005.

        The minimum future lease payments under these leases for the next five years are:


   Twelve Months                                 Real Property      Equipment
   Ended June 30:
--------------------                             -------------------------------
        2002                                     $       37,674  $        31,160
        2003                                             37,674           31,160
        2004                                                  -           31,160
        2005                                                  -           15,580
        2006                                                  -                -
                                                 --------------  ---------------
        Total minimum future lease payments      $       75,348  $       109,060
                                                 ===============================

        The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 9 - STOCK INCENTIVE PLAN

        The Board of Directors has authorized and the Company has established the 2000 Incentive and Non-qualified Stock Option Plan. Under the plan the Company is authorized to issued up to 6,000,000 shares of the Company's common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of December 31, 2001, no option have been granted.