Form 10QSB
period 2002-03-31
LAREDO INVESTMENT CORP
filed 2002-05-14
CIK 1096294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended:  March 31, 2002
                                                      -----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2002 32,200,000

        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT



Laredo Investment Corp.


        We have reviewed the accompanying balance sheets of Laredo Investment Corp. as of March 31, 2002 and December 31, 2001, and the related statements of operations, and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
May 10, 2002

                             LAREDO INVESTMENT CORP.
                                 BALANCE SHEETS

                                                                  March 31,      December 31,
                                                                    2002             2001
                                                               ---------------  --------------
ASSETS
Current Assets:
Cash and cash equivalents                                      $             -  $            -
Receivables                                                            920,013         581,672
Inventory                                                              345,326         576,050
Prepaid expense                                                          5,617           3,956
                                                               ---------------  --------------

     Total Current Assets                                            1,270,956       1,161,678
                                                               ---------------  --------------

Fixed Assets:
Manufacturing Equipment                                                578,358         577,204
Office Equipment                                                        21,636          21,095
Furniture & Fixtures                                                     3,525           3,525
Leasehold improvements                                                  41,814          41,814
                                                               ---------------  --------------
                                                                       645,333         643,638
Less Accumulated Depreciation                                         (115,976)       (105,882)
                                                               ---------------  --------------
                                                                       529,357         537,756
                                                               ---------------  --------------

Other Assets:
Intangible Assets, Net                                                   9,167          11,667
                                                               ---------------  --------------

     TOTAL ASSETS                                              $     1,809,480  $    1,711,101
                                                               ===============  ==============

                             LAREDO INVESTMENT CORP.
                                 BALANCE SHEETS
                                   (Continued)

                                                                  March 31,      December 31,
                                                                    2002             2001
                                                               ---------------  --------------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                       $       730,146  $      808,641
Bank Overdraft                                                          57,452          71,071
Bank Line                                                               40,791          43,953
Short-Term Loans & Notes Payable                                       623,886         615,011
Related Party Loans                                                     75,687          73,502
Shareholder Payables                                                     7,253           8,322
Current Portion Long-Term Debt                                          42,383          41,068
                                                               ---------------  --------------

     Total Current Liabilities                                       1,577,598       1,661,568
                                                               ---------------  --------------

Long-Term Debt                                                          61,962          67,808
Lease Obligations                                                       58,520          63,859
                                                               ---------------  --------------

     Total Liabilities                                               1,698,080       1,793,235
                                                               ---------------  --------------

STOCKHOLDERS EQUITY
Common Stock - $0.001  par  value,
   100,000,000  shares  authorized,  32,200,000
   shares issued and outstanding
   at March 31, 2002 and December 31, 2001.                             32,200          32,200
Additional Paid-in Capital                                              28,150          28,150
Currency Translation Adjustment                                         27,694          28,262
Retained Earnings (Deficit)                                             23,356        (170,746)
                                                               ---------------  --------------

     Total Stockholders' Equity                                        111,400         (82,134)
                                                               ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $     1,809,480  $    1,711,101
                                                               ===============  ==============









                 See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                            STATEMENTS OF OPERATIONS


                                                                 For the three months ended
                                                                          March 31,
                                                               -------------------------------
                                                                    2002             2001
                                                               ---------------  --------------
REVENUES
Sales                                                          $     1,158,974  $      566,001
Cost of Sales                                                          789,278         359,406
                                                               ---------------  --------------
Gross Margin                                                           369,696         206,595

EXPENSES
   Selling & Marketing                                                   9,018          16,836
   General & Administrative                                            143,693         145,162
                                                               ---------------  --------------
                                                                       152,711         161,998
                                                               ---------------  --------------

Net Income from Operations                                             216,985          44,597
                                                               ---------------  --------------

Other Income (Expense)
   Interest, Net                                                       (17,345)        (23,944)
   Currency Exchange, Net                                               (5,538)         (4,796)
                                                               ---------------  --------------

Net Income (Loss) Before Income Taxes                                  194,102          15,857
Income Tax Expense                                                           -               -
                                                               ---------------  --------------

NET INCOME (LOSS)                                              $       194,102  $       15,857
                                                               ===============  ==============














                 See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                            STATEMENTS OF CASH FLOWS

                                                                 For the three months ended
                                                                          March 31,
                                                               -------------------------------
                                                                    2002             2001
                                                               ---------------  --------------
Cash Flows From Operating Activities
   Net income (loss) for the period                            $       194,102  $       15,857
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Currency Translation Adjustment                                      (567)         57,626
     Depreciation and Amortization                                      12,595          14,206
     Decrease (Increase) in Receivables                               (338,341)        147,291
     Decrease (Increase) in Inventory                                  230,724          (6,425)
     Decrease (Increase) in Prepaid Expense                             (1,661)            693
     Increase in Accounts Payable & Accrued Liabilities                (67,436)         (2,258)
     Increase (Decrease) in Bank Overdraft                             (13,619)       (229,585)
                                                               ---------------  --------------
Net Cash Provided by (Used in) Operating Activities                     15,797          (2,595)
                                                               ---------------  --------------

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                   (1,696)              -
                                                               ---------------  --------------
Net Cash Used by Investing Activities                                   (1,696)              -
                                                               ---------------  --------------

Cash Flows From Financing Activities
   Proceeds/Payments on Bank Line                                       (3,162)          7,389
   Payments on Shareholder Payables                                     (1,069)              -
   Principle Payment on Long-term Debt                                  (4,532)         (4,794)
   Principle Payment on Capital Lease Obligations                       (5,338)              -
                                                               ---------------  --------------
Net Cash Provided by (Used in) Financing Activities                    (14,101)          2,595
                                                               ---------------  --------------

Increase (Decrease) in Cash                                                  -               -
Cash at beginning of period                                                  -               -
                                                               ---------------  --------------
Cash at End of Period                                          $             -  $            -
                                                               ===============  ==============


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                             $         7,494  $        2,762
                                                               ===============  ==============
   Income taxes paid during the period                         $             -  $            -
                                                               ===============  ==============

Supplemental Disclosure of Non-cash Investing and Financing Activities:
   None






                 See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


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

Interim Financial Statements

        The unaudited financial statements as of March 31, 2002 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

        On July 12, 2000, the Company entered into an Acquisition Agreement with WST Web Search Technologies, Inc., a Saskatchewan corporation, (WST), to acquire 100% of the outstanding common stock of WST in exchange for 10,000,000 newly issued shares of the Company's restricted common stock (3,000,000 from the treasury and 7,000,000 from the Company's President). The transaction has been recorded as a purchase.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Continued)


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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Continued)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Foreign currency remeasurement/translation

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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Reclassifications

        Certain   reclassifications   have  been  made  in  the  2001  financial
statements to conform with the 2002 presentation.

Earnings (Loss) per Share

        The reconciliations of the numerators and denominators of the basic income (loss) per share computations are as follows:

                                                                                  Per-Share
                                                   Income          Shares           Amount
                                                   ------          ------           ------
                                                 (Numerator)    (Denominator)

                                                  For the three months ended March 31, 2001
Basic & Diluted Earnings per Share
Income to common shareholders                  $        15,857      32,200,000  $            -
                                               =============== ===============  ==============

                                                  For the three months ended March 31, 2002
Basic & Diluted Earnings per Share
Income to common shareholders                  $       194,102      32,200,000  $         0.01
                                               =============== ===============  ==============

        The Company has no outstanding dilutive common stock equivalents for March 31, 2002 and 2001.

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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Continued)


NOTE 2 - INVENTORY

        As of March 31, 2002 and December 31, 2001, Inventory consists of the following:


                                        2002            2001
                                   --------------  --------------
Raw materials                      $      265,602  $      491,764
Work in process                            79,724          84,286
                                   --------------  --------------
Total Inventory                    $      345,326  $      576,050
                                   ==============  ==============


NOTE 3 - INCOME TAXES

        As of December 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $170,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 4 - RELATED PARTY TRANSACTIONS

        As at March 31, 2002 and December 31, 2001, shareholder payables include approximately $7,253 ($11,558 Canadian) and $8,322 ($13,254 Canadian) owing to a major shareholder.

NOTE 5 - SHORT-TERM OBLIGATIONS

                                                                  March 31,      December 31,
                                                                    2002             2001
                                                               ---------------  --------------
Promissory note, repayable to related parties upon
   demand, including interest at 12%                           $        75,687  $       73,502
Working Capital Loans, repayable in stock or options upon
    demand including interest at 1% over prime                         623,886         615,011
                                                               ---------------  --------------

Total                                                          $       699,573  $      688,513
                                                               ===============  ==============

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Continued)


NOTE 5 - SHORT-TERM OBLIGATIONS (Continued)

        The Company has a line of credit with a bank with a total amount owing of $40,791 and $43,953 as of March 31, 2002 and December 31, 2001 respectively. This line carries an interest rate of Prime Plus 1.5 (approximately 5.25%) and a total available credit of $94,133 ($150,000 Canadian) at March 31, 2002. The line is secured by certain manufacturing equipment of the Company.

NOTE 6 - LONG-TERM DEBT

                                                                  March 31,      December 31,
                                                                    2002             2001
                                                               ---------------  --------------
TDBank Small Business loan, repayable
  in monthly instalments $2,493 ($3,973 Canadian),
  including interest at 10.15%,
  maturing March 15, 2004, secured by certain
  manufacturing  equipment of the Company                      $        84,342  $       89,642

Less current portion of long-term debt                                  22,380          21,834
                                                               ---------------  --------------

                                                               $        61,962  $       67,808
                                                               ===============  ==============

        Principal payments due on long-term debt for each of the five years subsequent to December 31, 2001 and thereafter are as follows:


     Year ending:           Amount
----------------------  --------------

         2002           $       21,834
         2003                   24,156
         2004                   26,725
         2005                   16,927
         2006                        -
      Thereafter                     -
                        --------------
        Total           $       89,642
                        ==============

NOTE 7 - ECONOMIC DEPENDENCE

        The Company sells a substantial portion of its product to one customer. During 2002 and 2001, sales to that customer aggregated 65% and 55%, respectively. As of March 31, 2002 and December 31, 2001, amounts due from that customer included in accounts receivable were 62% and 45%, respectively. Future operations of the Company depend on continuation of the manufacturing arrangement with that customer.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Continued)

NOTE 8 - COMMITMENTS

        The Company has entered into a lease agreement for its manufacturing and office facilities and certain manufacturing equipment with the Company's major shareholder and other parties. The rental charges are approximately $37,653 ($60,000 Canadian) per year for real property and $31,142 ($49,625 Canadian) per year for equipment. The real property lease expires December 31, 2003, and the equipment lease expires June 30, 2005.

        The minimum future lease payments under these leases for the next five years are:


   Twelve Months                                 Real Property      Equipment
   Ended June 30:
--------------------                             -------------------------------
        2002                                     $       37,653  $        31,142
        2003                                             37,653           31,142
        2004                                                  -           31,142
        2005                                                  -           15,571
        2006                                                  -                -
                                                 --------------  ---------------
        Total minimum future lease payments      $       75,306  $       108,997
                                                 ===============================

        The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 9 - STOCK INCENTIVE PLAN

        The Board of Directors has authorized and the Company has established the 2000 Incentive and Non-qualified Stock Option Plan. Under the plan the Company is authorized to issued up to 6,000,000 shares of the Company's common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of March 31, 2002, no option have been granted.

NOTE 10 - SUBSEQUENT EVENTS

        Subsequent to March 31, 2002, the company rescinded the acquisition of its subsidiary WST Web Search Technology, Inc., a Saskatchewan corporation ("WST"). WST had no operations during the time the Company owned it. In the disposition, the Company will exchange 100% of its shares of WST in exchange for 10,000,000 shares of the Company, 3,000,000 shares to be returned to the treasury and cancelled, and 7,000,000 to be returned to the Company's President Richard Pierce.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

The Company is currently working on securing additional private label manufacturing contracts. The key target for private label sales are wholesale distributors of health food nutrition products. Laredo is also pursuing opportunities for direct sales to consumers through the Internet.

Liquidity and Capital Resources

Laredo's working capital ratio was 0.81 at March 31, 2002 compared to 0.70 at December 31, 2001. Key contributing factors for this change were the approximate $109,000 increase in current assets, which included an increase in accounts receivable of approximately $338,000 and a decrease in inventory of approximately $231,000, and a decrease in current liabilities of approximately $84,000 which included a decrease in accounts payable and accrued expenses of approximately $78,000 in bank overdraft of approximately $13,000.

Current liabilities include a $75,687 promissory note payable to a party related to the major shareholder, which bears interest at 12% annually. These funds are repayable on demand however, the request for repayment occurring at this time is not expected.

Laredo has a small business loan outstanding with a balance of $84,342 as at March 31, 2002. This loan bears interest at 10.15% and matures on March 15, 2004.

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

Results of Operations

                                                                 For the three months ended
                                                                          March 31,
                                                               -------------------------------
                                                                    2002             2001
                                                               ---------------  --------------
Sales                                                          $     1,158,974  $      566,001
Cost of Sales                                                          789,278         359,406
Gross Profit                                                           369,696         206,595
Gross Profit Margin                                                      31.90%          36.50%
Administrative Expenses                                                152,711         161,998
Administrative Expenses as a % of sales                                 13.18%          28.62%

For the three months ended March 31, 2002, sales were $593,000 higher than 2001 and are expected to continue to grow during 2002. During 2002 and 2001 65% and 55% of sales, respectively were to Prairie Naturals Inc., a wholesale distributor for which Laredo manufactures private label products. Laredo has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. distributes under the Prairie Naturals Inc. name. Laredo also has an exclusive written contract to manufacture one product that Prairie Naturals Inc, distributes for a third party private label.

Operating margins in 2002 were 31.90% of sales revenue, 4.6% lower than 2001. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses. General and administrative expenses were 13.18% of sales in 2002, 15.44% lower than 2001.

Laredo anticipates realizing economies of scale as production volumes increase. Administrative expenses include advertising expenses which decreased during 2002 but are expected to increase due to Laredo's plan to expand marketing efforts.

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

        None.

Item 3.  Defaults Upon Senior Securities

        None.

Item 4.  Submission of Matters to a Vote of Security Holders.

        None.

Item 5.  Other Information

     Effective January 11, 2002, The Board of Directors accepted the resignation of three Company directors, Mengchi Liu, Tok Wan Ling, and Ailee H. Liang.

     Subsequent to March 31, 2002, the company rescinded the acquisition of its subsidiary WST Web Search Technology, Inc., a Saskatchewan corporation ("WST"). WST had no operations during the time the Company owned it. In the disposition, the Company will exchange 100% of its shares of WST in exchange for 10,000,000 shares of the Company, 3,000,000 shares to be returned to the treasury and cancelled, and 7,000,000 to be returned to the Company's President Richard Pierce.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the past quarter.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Laredo Investment Corp.
                                  (Registrant)





DATE:     May 14, 2002                By:    /s/ Richard Pierce
       --------------------               --------------------------------------
                                            Richard Pierce
                                            President, C.E.O., Director
                                            (Principal Executive and
                                             Accounting Officer)