Form 10QSB
period 2002-06-30
LAREDO INVESTMENT CORP
filed 2002-08-13
CIK 1096294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002
                                                ----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: July 31, 2002 35,300,000
                                                     ---------------------------

        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT

Laredo Investment Corp.


        We have reviewed the accompanying balance sheets of Laredo Investment Corp. as of June 30, 2002 and December 31, 2001, and the related statements of operations for the three and six month periods ended June 30, 2002 and 2001, and cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

        Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
July 31, 2002

                             LAREDO INVESTMENT CORP.
                                 BALANCE SHEETS

                                                                  June 30,       December 31,
                                                                    2002             2001
                                                               ---------------  --------------
ASSETS
Current Assets:
Cash and cash equivalents                                      $             -  $            -
Receivables                                                            738,360         581,672
Inventory                                                              351,534         576,050
Prepaid expense                                                          5,251           3,956
                                                               ---------------  --------------

     Total Current Assets                                            1,095,145       1,161,678
                                                               ---------------  --------------

Fixed Assets:
Manufacturing Equipment                                                578,415         577,204
Office Equipment                                                        21,662          21,095
Furniture & Fixtures                                                     3,525           3,525
Leasehold improvements                                                  41,814          41,814
                                                               ---------------  --------------
                                                                       645,416         643,638
Less Accumulated Depreciation                                         (127,065)       (105,882)
                                                               ---------------  --------------
                                                                       518,351         537,756
                                                               ---------------  --------------

Other Assets:
Intangible Assets, Net                                                   3,334          11,667
                                                               ---------------  --------------

     TOTAL ASSETS                                              $     1,616,830  $    1,711,101
                                                               ===============  ==============

                             LAREDO INVESTMENT CORP.
                                 BALANCE SHEETS
                                   (Continued)


                                                                  June 30,       December 31,
                                                                    2002             2001
                                                               ---------------  --------------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                       $       413,945  $      808,641
Bank Overdraft                                                          71,646          71,071
Bank Line                                                                    -          43,953
Short-Term Loans & Notes Payable                                        19,150         615,011
Related Party Loans                                                     81,822          73,502
Shareholder Payables                                                     6,798           8,322
Current Portion Long-Term Debt                                          45,923          41,068
                                                               ---------------  --------------

     Total Current Liabilities                                         639,284       1,661,568
                                                               ---------------  --------------

Long-Term Debt                                                          58,763          67,808
Lease Obligations                                                       55,613          63,859
                                                               ---------------  --------------

     Total Liabilities                                                 753,660       1,793,235
                                                               ---------------  --------------

STOCKHOLDERS EQUITY
Common Stock - $0.001  par  value,
   100,000,000  shares  authorized,  35,300,000
   shares issued and outstanding
   at June 30, 2002 and December 31, 2001.                              35,300          32,200
Additional Paid-in Capital                                             645,050          28,150
Currency Translation Adjustment                                         17,015          28,262
Retained Earnings (Deficit)                                            165,805        (170,746)
                                                               ---------------  --------------

     Total Stockholders' Equity                                        863,170         (82,134)
                                                               ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $     1,616,830  $    1,711,101
                                                               ===============  ==============











                       See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                            STATEMENTS OF OPERATIONS



                                 For the three months ended       For the six months ended
                                          June 30,                        June 30,
                               ------------------------------- -------------------------------
                                    2002            2001            2002             2001
                               --------------  --------------- ---------------  --------------
REVENUES
Sales                          $      875,917  $       747,409 $     2,034,891  $    1,313,410
Cost of Sales                         538,890          473,536       1,328,168         832,942
                               --------------  --------------- ---------------  --------------
Gross Margin                          337,027          273,873         706,723         480,468

EXPENSES
   Selling & Marketing                  6,662            6,152          15,680          22,988
   General & Administrative           205,318          180,854         349,011         326,016
                               --------------  --------------- ---------------  --------------
                                      211,980          187,006         364,691         349,004
                               --------------  --------------- ---------------  --------------

Net Income from Operations            125,047           86,867         342,032         131,464
                               --------------  --------------- ---------------  --------------

Other Income (Expense)
   Interest, Net                      (18,127)         (18,857)        (35,472)        (42,801)
   Currency Exchange, Net              35,529          (17,852)         29,991         (22,648)
                               --------------  --------------- ---------------  --------------

Net Income (Loss)
  Before Income Taxes                 142,449           50,158         336,551          66,015
Income Tax Expense                          -                -               -               -
                               --------------  --------------- ---------------  --------------

NET INCOME (LOSS)              $      142,449  $        50,158 $       336,551  $       66,015
                               ==============  =============== ===============  ==============

Earnings Per Common Share                   -                -               -               -
                               ==============  =============== ===============  ==============















                       See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                            STATEMENTS OF CASH FLOWS

                                                                  For the six months ended
                                                                          June 30,
                                                               -------------------------------
                                                                    2002             2001
                                                               ---------------  --------------
Cash Flows From Operating Activities
   Net income (loss) for the period                            $       336,551  $       66,015
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Currency Translation Adjustment                                   (11,246)          6,430
     Depreciation and Amortization                                      29,516          28,819
     Decrease (Increase) in Receivables                               (156,687)         69,287
     Decrease (Increase) in Inventory                                  224,516         (72,074)
     Decrease (Increase) in Prepaid Expense                             (1,295)           (771)
     (Decrease) in Accounts Payable & Accrued Liabilities             (353,830)        137,873
     Increase (Decrease) in Bank Overdraft                                 575        (230,297)
                                                               ---------------  --------------
Net Cash Provided by (Used in) Operating Activities                     68,100           5,282
                                                               ---------------  --------------

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                   (1,779)         (2,397)
                                                               ---------------  --------------
Net Cash Used by Investing Activities                                   (1,779)              -
                                                               ---------------  --------------

Cash Flows From Financing Activities
   Proceeds/Payments on Bank Line                                      (43,953)         12,433
   Payments on Shareholder Payables                                     (1,524)              -
   Principle Payment on Long-term Debt                                 (11,159)        (15,318)
   Principle Payment on Capital Lease Obligations                       (9,685)              -
                                                               ---------------  --------------
Net Cash Provided by (Used in) Financing Activities                    (66,321)         (2,885)
                                                               ---------------  --------------

Increase (Decrease) in Cash                                                  -               -
Cash at beginning of period                                                  -               -
                                                               ---------------  --------------
Cash at End of Period                                          $             -  $            -
                                                               ===============  ==============


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                             $        11,591  $        8,520
                                                               ===============  ==============
   Income taxes paid during the period                         $             -  $            -
                                                               ===============  ==============

Supplemental Disclosure of Non-cash Investing and Financing Activities:
   Shares issued in satisfaction of notes payable              $       620,000  $            -
                                                               ===============  ==============







                       See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002


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

Interim Financial Statements

        The unaudited financial statements as of June 30, 2002 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

        On July 12, 2000, the Company entered into an Acquisition Agreement with WST Web Search Technologies, Inc., a Saskatchewan corporation, (WST), to acquire 100% of the outstanding common stock of WST in exchange for 10,000,000 newly issued shares of the Company's restricted common stock (3,000,000 from the treasury and 7,000,000 from the Company's President). The transaction has been recorded as a purchase. On May 7, 2002, the company rescinded the acquisition of WST. WST had no operations during the time the Company owned it. In the disposition, the Company exchanged 100% of its shares of WST in exchange for 10,000,000 shares of the Company, 3,000,000 shares to be returned to the treasury and cancelled, and 7,000,000 to be returned to the Company's President Richard Pierce.

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

        The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition. The results of subsidiaries disposed of during the year are consolidated through their effective dates of disposition

        All significant inter-company accounts and transactions have been eliminated.

Nature of Business

        The Company specializes in formulating, blending, encapsulating and packing nutritional products. The Company's operations are located in the province of British Columbia, Canada.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Continued)


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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Continued)


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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Reclassifications

        Certain   reclassifications   have  been  made  in  the  2001  financial
statements to conform with the 2002 presentation.

Earnings (Loss) per Share

        The reconciliations of the numerators and denominators of the basic income (loss) per share computations are as follows:

                                                                                  Per-Share
                                                   Income          Shares           Amount
                                                   ------          ------           ------
                                                 (Numerator)    (Denominator)

                                                  For the three months ended June 30, 2001
Basic & Diluted Earnings per Share
Income to common shareholders                  $        50,158      32,200,000  $            -
                                               =============== ===============  ==============

                                                  For the three months ended June 30, 2002
Basic & Diluted Earnings per Share
Income to common shareholders                  $       142,449      32,234,066  $            -
                                               =============== ===============  ==============

                                                   For the six months ended June 30, 2001
Basic & Diluted Earnings per Share
Income to common shareholders                  $        66,015      32,200,000  $            -
                                               =============== ===============  ==============

                                                   For the six months ended June 30, 2002
Basic & Diluted Earnings per Share
Income to common shareholders                  $       336,551      32,217,127  $       0.01
                                               =============== ===============  ==============

        The Company has no outstanding dilutive common stock equivalents for June 30, 2002 and 2001.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Continued)


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

NOTE 2 - INVENTORY

        As of June 30, 2002 and December 31, 2001, Inventory consists of the following:


                                        2002            2001
                                   --------------  --------------
Raw materials                      $      276,217  $      491,764
Work in process                            75,317          84,286
                                   --------------  --------------
Total Inventory                    $      351,534  $      576,050
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

NOTE 4 - RELATED PARTY TRANSACTIONS

        As at June 30, 2002 and December 31, 2001, shareholder payables include approximately $6,798 ($10,324 Canadian) and $8,322 ($13,254 Canadian) owing to a major shareholder.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Continued)

NOTE 5 - SHORT-TERM OBLIGATIONS

                                                                  June 30,       December 31,
                                                                    2002             2001
                                                               ---------------  --------------
Promissory note, repayable to related parties upon
   demand, including interest at 12%                           $        81,822  $       73,502
Working Capital Loans, repayable in stock or options upon
    demand including interest at 1% over prime                          19,150         615,011
                                                               ---------------  --------------

Total                                                          $       100,972  $      688,513
                                                               ===============  ==============

        The Company has a line of credit with a bank with a total amount owing of $0 and $43,953 as of June 30, 2002 and December 31, 2001 respectively. This line carries an interest rate of Prime Plus 1.5 (approximately 5.50%) and a total available credit of $98,769 ($150,000 Canadian) at June 30, 2002. The line is secured by certain manufacturing equipment of the Company.

NOTE 6 - LONG-TERM DEBT

                                                                  June 30,       December 31,
                                                                    2002             2001
                                                               ---------------  --------------
TDBank Small Business loan, repayable in monthly
  instalments $2,616 ($3,973 Canadian), including
  interest at 10.15%, maturing March 15, 2004,
  secured by certain  manufacturing  equipment
  of the Company                                               $        82,846  $       89,642

Less current portion of long-term debt                                  24,083          21,834
                                                               ---------------  --------------

                                                               $        58,763  $       67,808
                                                               ===============  ==============

        Principal payments due on long-term debt for each of the five years subsequent to December 31, 2001 and thereafter are as follows:


     Year ending:           Amount
----------------------  --------------
         2002           $       21,834
         2003                   24,156
         2004                   26,725
         2005                   16,927
         2006                        -
      Thereafter                     -
                        --------------
        Total           $       89,642
                        ==============

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Continued)

NOTE 7 - ECONOMIC DEPENDENCE

        The Company sells a substantial portion of its product to one customer. During 2002 and 2001, sales to that customer aggregated 56% and 55%, respectively. As of June 30, 2002 and December 31, 2001, amounts due from that customer included in accounts receivable were 48% and 45%, respectively. Future operations of the Company depend on continuation of the manufacturing arrangement with that customer.

NOTE 8 - COMMITMENTS

        The Company has entered into a lease agreement for its manufacturing and office facilities and certain manufacturing equipment with the Company's major shareholder and other parties. The rental charges are approximately $39,508 ($60,000 Canadian) per year for real property and $32,676 ($49,625 Canadian) per year for equipment. The real property lease expires December 31, 2003, and the equipment lease expires June 30, 2005.

        The minimum future lease payments under these leases for the next five years are:


   Twelve Months                                 Real Property      Equipment
   Ended June 30:
--------------------                             -------------------------------
        2002                                     $       39,508  $        32,676
        2003                                             39,508           32,676
        2004                                                  -           32,676
        2005                                                  -           16,338
        2006                                                  -                -
                                                 --------------  ---------------
        Total minimum future lease payments      $       79,016  $       114,366
                                                 ===============================

        The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 9 - STOCK INCENTIVE PLAN

        The Board of Directors has authorized and the Company has established the 2002 Non- qualified Stock Option Plan. Under the plan the Company is authorized to issued up to 10,000,000 shares of the Company's common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of June 30, 2002, options to purchase 3,100,000 shares at $.20 per share have been granted and exercised. As of June 30, 2002 there are no outstanding options to purchase shares of the Company's common stock.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

The Company is currently working on securing additional private label manufacturing contracts. The key target for private label sales are wholesale distributors of health food nutrition products. Laredo is also pursuing opportunities for direct sales to consumers through the Internet.

Liquidity and Capital Resources

Laredo's working capital ratio was 1.71 at June 30, 2002 compared to 0.70 at December 31, 2001. Key contributing factors for this change were the decrease in current liabilities of approximately $1,022,000 which included a decrease in accounts payable and accrued expenses of approximately $395,000, the issuance of stock in satisfaction of $620,000 in short term loans and notes payable, and the decrease in the bank line of approximately $44,000.

Current liabilities include a $81,822 promissory note payable to a party related to the major shareholder, which bears interest at 12% annually. These funds are repayable on demand however, the request for repayment occurring at this time is not expected.

Laredo has a small business loan outstanding with a balance of $82,846 as at June 30, 2002. This loan bears interest at 10.15% and matures on March 15, 2004.

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

Results of Operations

                                 For the three months ended       For the six months ended
                                          June 30,                        June 30,
                               ---------------------------------------------------------------
                                    2002            2001            2002             2001
                               --------------  --------------- ---------------  --------------
Sales                          $      875,917  $       747,409 $     2,034,891  $    1,313,410
Cost of Sales                         538,890          473,536       1,328,168         832,942
Gross Profit                          337,027          273,873         706,723         480,468
Gross Profit Margin                    38.48%           36.64%          34.73%          36.58%
Administrative Expenses               205,318          180,854         349,011         326,016
Administrative Expenses as a           23.44%           24.20%          17.15%          24.82%
% of sales

For the three months ended June 30, 2002, sales were $128,508 higher than 2001 and are expected to continue to grow during 2002. For the six months ended June 30, 2002, sales were $721,481 higher than 2001 and are expected to continue to grow during 2002. During 2002 and 2001, 56% and 55% of sales, respectively were to Prairie Naturals Inc., a wholesale distributor for which Laredo manufactures private label products. Laredo has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. distributes under the Prairie

Naturals Inc. name. Laredo also has an exclusive written contract to manufacture one product that Prairie Naturals Inc, distributes for a third party private label.

Operating margins for the three months ended June 30, 2002 were 38.48% of sales revenue, 1.84% higher than 2001. Operating margins for the six months ended June 30, 2002 were 34.73% of sales revenue, 1.85% lower than 2001. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses.

General and administrative expenses for the three months ended June 30, 2002 were 23.44% of sales in 2002, 0.76% lower than 2001. General and administrative expenses for the six months ended June 30, 2002 were 17.15% of sales in 2002, 7.67% lower than 2001. Laredo anticipates realizing economies of scale as production volumes increase. Administrative expenses include advertising expenses which decreased during 2002 but are expected to increase due to Laredo's plan to expand marketing efforts.

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

        99.1    CEO Certification
        99.2    CFO Certification

        The Company did not file a report on Form 8-K during the past quarter.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Laredo Investment Corp.
                                  (Registrant)





DATE:     August 9, 2002              By:    /s/ Richard Pierce
       ----------------------             --------------------------------------
                                            Richard Pierce
                                            President, C.E.O., Director
                                            (Principal Executive and Accounting
                                             Officer)