Form 10QSB
period 2002-09-30
LAREDO INVESTMENT CORP
filed 2002-11-14
CIK 1096294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002
                                              ---------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: November 14, 2002 35,300,000

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT

Laredo Investment Corp.

         We have reviewed the accompanying balance sheets of Laredo Investment Corp. as of September 30, 2002 and December 31, 2001, and the related statements of operations for the three and nine month periods ended September 30, 2002 and 2001, and cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
November 13, 2002

                             LAREDO INVESTMENT CORP.
                                 BALANCE SHEETS

                                                                               September 30,        December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                    $                -  $                -
Receivables                                                                             761,808             581,672
Inventory                                                                               458,084             576,050
Prepaid expense                                                                          43,111               3,956
                                                                             ------------------  ------------------

     Total Current Assets                                                             1,263,003           1,161,678
                                                                             ------------------  ------------------

Fixed Assets:
Manufacturing Equipment                                                                 639,445             577,204
Office Equipment                                                                         23,901              21,095
Furniture & Fixtures                                                                      3,525               3,525
Leasehold improvements                                                                   41,814              41,814
                                                                             ------------------  ------------------
                                                                                        708,685             643,638
Less Accumulated Depreciation                                                          (136,902)           (105,882)
                                                                             ------------------  ------------------
                                                                                        571,783             537,756
                                                                             ------------------  ------------------

Other Assets:
Intangible Assets, Net                                                                    1,668              11,667
                                                                             ------------------  ------------------

     TOTAL ASSETS                                                            $        1,836,454  $        1,711,101
                                                                             ==================  ==================

                             LAREDO INVESTMENT CORP.
                                 BALANCE SHEETS
                                   (Continued)


                                                                               September 30,        December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                                     $          504,694  $          808,641
Bank Overdraft                                                                           67,414              71,071
Bank Line                                                                                     -              43,953
Short-Term Loans & Notes Payable                                                         19,425             615,011
Related Party Loans                                                                      80,734              73,502
Shareholder Payables                                                                      1,342               8,322
Current Portion Long-Term Debt                                                           51,226              41,068
                                                                             ------------------  ------------------

     Total Current Liabilities                                                          724,835           1,661,568
                                                                             ------------------  ------------------

Long-Term Debt                                                                           50,377              67,808
Lease Obligations                                                                        98,291              63,859
                                                                             ------------------  ------------------

     Total Liabilities                                                                  873,503           1,793,235
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 100,000,000 shares
   authorized, 35,300,000 shares issued and outstanding
   at September 30, 2002 and December 31, 2001.                                          35,300              32,200
Additional Paid-in Capital                                                              645,050              28,150
Currency Translation Adjustment                                                             260              28,262
Retained Earnings (Deficit)                                                             282,341            (170,746)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         962,951             (82,134)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $        1,836,454  $        1,711,101
                                                                             ==================  ==================




                 See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                            STATEMENTS OF OPERATIONS



                                           For the three months ended              For the nine months ended
                                                  September 30,                          September 30,
                                      -------------------------------------  --------------------------------------
                                            2002                2001                2002                2001
                                      -----------------   -----------------  ------------------  ------------------
REVENUES
Sales                                 $         970,337   $         626,387  $        3,005,228  $        1,939,797
Cost of Sales                                   620,404             454,224           1,948,572           1,410,166
                                      -----------------   -----------------  ------------------  ------------------
Gross Margin                                    349,933             172,163           1,056,656             529,631

EXPENSES
   Selling & Marketing                            3,645               9,744              19,325              32,732
   General & Administrative                     211,622             139,668             560,633             465,684
                                      -----------------   -----------------  ------------------  ------------------
                                                215,267             149,412             579,958             498,416
                                      -----------------   -----------------  ------------------  ------------------

Net Income from Operations                      134,666              22,751             476,698              31,215
                                      -----------------   -----------------  ------------------  ------------------

Other Income (Expense)
   Interest, Net                                (10,365)            (22,558)            (45,837)            (65,359)
   Currency Exchange, Net                        (7,765)            (19,274)             22,226             (41,922)
                                      -----------------   -----------------  ------------------  ------------------

Net Income (Loss)
  Before Income Taxes                           116,536             (19,081)            453,087             (76,066)
Income Tax Expense                                    -               1,743                   -               1,743
                                      -----------------   -----------------  ------------------  ------------------

NET INCOME (LOSS)                     $         116,536   $         (17,338) $          453,087  $          (74,323)
                                      =================   =================  ==================  ==================

Earnings (Loss)  Per Share            $               -   $               -  $            0.01   $                -
                                      =================   =================  ==================  ==================















                 See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                            STATEMENTS OF CASH FLOWS

                                                                                   For the nine months ended
                                                                                         September 30,
                                                                             --------------------------------------
                                                                                    2002                2001
                                                                             ------------------  ------------------
Cash Flows From Operating Activities
   Net income (loss) for the period                                          $          453,087  $          (74,323)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Currency Translation Adjustment                                                    (28,001)             30,241
     Depreciation and Amortization                                                       41,019              34,068
     Decrease (Increase) in Receivables                                                (180,135)            223,925
     Decrease (Increase) in Inventory                                                   117,966              34,355
     Decrease (Increase) in Prepaid Expense                                             (39,156)               (483)
     (Decrease) in Accounts Payable & Accrued Liabilities                              (272,301)            116,073
     Increase (Decrease) in Bank Overdraft                                               (3,657)           (285,172)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                      88,822              78,684
                                                                             ------------------  ------------------

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                    (3,967)            (18,666)
                                                                             ------------------  ------------------
Net Cash Used by Investing Activities                                                    (3,967)            (18,666)
                                                                             ------------------  ------------------

Cash Flows From Financing Activities
   Proceeds/Payments on Bank Line                                                       (43,953)            (36,995)
   Payments on Shareholder Payables                                                      (6,980)              2,026
   Principle Payment on Long-term Debt                                                  (33,922)            (25,049)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Financing Activities                                     (84,855)            (60,018)
                                                                             ------------------  ------------------

Increase (Decrease) in Cash                                                                   -                   -
Cash at beginning of period                                                                   -                   -
                                                                             ------------------  ------------------
Cash at End of Period                                                        $                -  $                -
                                                                             ==================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                           $           14,191  $            3,145
                                                                             ==================  ==================
   Income taxes paid during the period                                       $                -  $                -
                                                                             ==================  ==================

Supplemental Disclosure of Non-cash Investing and Financing Activities:
   Manufacturing Equipment on Capital Lease                                  $           61,081  $          110,274
                                                                             ==================  ==================
   Shares issued in satisfaction of notes payable                            $          620,000  $                -
                                                                             ==================  ==================






                 See accompanying notes and accountants' report.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


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

Interim Financial Statements

         The unaudited financial statements as of September 30, 2002 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On January 21, 2000, the Laredo entered into an Acquisition Agreement with GFR Nutritionals, Ltd., a British Columbia corporation, (GFR), Richard Pierce and Lucretia Schanfarber (the GFR Majority Shareholders) to acquire their shares representing 100% of the outstanding common stock of GFR in exchange for 19,000,000 newly issued shares of Laredo's restricted common stock. The transaction was recorded as a reverse acquisition. GFR was incorporated in March 1997 as Helm Developments Ltd. In June 1998, the Company formally changed its name to GFR Nutritionals Ltd. GFR was 100% owned by the President and CEO, Richard Pierce from inception until January 17, 2000, when a 10% interest was acquired by Lucretia Schanfarber. Business operations began in October 1998 after acquiring manufacturing equipment and arranging to manufacture nutritional supplements under a private label contract.

         On June 21, 2000, the Company entered into an Acquisition Agreement with Nutritionals (USA) Direct.Com, a Washington corporation, (NDC), to acquire 100% of the outstanding common stock of NDC in exchange for $1,000. The transaction has been recorded as a purchase.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Continued)


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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Continued)


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

Depreciation

         Fixed assets are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows:


                     Asset                              Rate
------------------------------------------------  -----------------
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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Continued)


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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2001  financial statements to conform with the 2002 presentation.

Earnings (Loss) per Share

         The reconciliations of the numerators and denominators of the basic income (loss) per share computations are as follows:

                                                                                                     Per-Share
                                                               Income              Shares              Amount
                                                               ------              ------              ------
                                                             (Numerator)       (Denominator)

                                                                For the three months ended September 30, 2001
Basic & Diluted Loss per Share
Loss to common shareholders                               $         (17,338)         32,200,000  $                -
                                                          =================  ==================  ==================

                                                                For the three months ended September 30, 2002
Basic & Diluted Earnings per Share
Income to common shareholders                             $         116,536          35,300,000  $                -
                                                          =================  ==================  ==================

                                                                For the nine months ended September 30, 2001
Basic & Diluted Loss per Share
Loss to common shareholders                               $         (74,323)         32,200,000  $                -
                                                          =================  ==================  ==================

                                                                For the nine months ended September 30, 2002
Basic & Diluted Earnings per Share
Income to common shareholders                             $         453,087          33,256,044  $             0.01
                                                          =================  ==================  ==================

         The Company has no outstanding dilutive common stock equivalents for September 30, 2002 and 2001.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Continued)


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

NOTE 2 - INVENTORY

         As of September 30, 2002 and December 31, 2001, Inventory consists of the following:


                                                 2002                2001
                                          ------------------  ------------------
Raw materials                             $          387,161  $          491,764
Work in process                                       70,923              84,286
                                          ------------------  ------------------
Total Inventory                           $          458,084  $          576,050
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

NOTE 4 - RELATED PARTY TRANSACTIONS

         As at September 30, 2002 and December 31, 2001, shareholder payables include approximately $1,342 ($2,128 Canadian) and $8,322 ($13,254 Canadian) owing to a major shareholder.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Continued)

NOTE 5 - SHORT-TERM OBLIGATIONS

                                                                               September 30,        December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------
Promissory note, repayable to related parties upon
   demand, including interest at 12%                                         $           80,734  $           73,502
Working Capital Loans, repayable in stock or options upon
    demand including interest at 1% over prime                                           19,425             615,011
                                                                             ------------------  ------------------

Total                                                                        $          100,159  $          688,513
                                                                             ==================  ==================

         The Company has a line of credit with a bank with a total amount owing of $0 and $43,953 as of September 30, 2002 and December 31, 2001 respectively.
This line has a total available credit of $94,590 ($150,000 Canadian) at September 30, 2002. The line is secured by certain manufacturing equipment of the Company.

NOTE 6 - LONG-TERM DEBT

                                                                               September 30,        December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------
TDBank Small Business loan, repayable
  in monthly instalments $2,616 ($3,973 Canadian),
  including interest at 10.15%,
  maturing March 15, 2004, secured by certain
  manufacturing equipment of the Company                                     $           73,791  $           89,642

Less current portion of long-term debt                                                   23,414              21,834
                                                                             ------------------  ------------------

                                                                             $           50,377  $           67,808
                                                                             ==================  ==================

         Principal payments due on long-term debt for each of the five years subsequent to December 31, 2001 and thereafter are as follows:


       Year ending:                Amount
---------------------------  ------------------
           2002              $           21,834
           2003                          24,156
           2004                          26,725
           2005                          16,927
           2006                               -
        Thereafter                            -
                             ------------------
           Total             $           89,642
                             ==================

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Continued)

NOTE 7 - ECONOMIC DEPENDENCE

         The Company sells a substantial portion of its product to one customer. During 2002 and 2001, sales to that customer aggregated 56% and 55%, respectively. As of September 30, 2002 and December 31, 2001, amounts due from that customer included in accounts receivable were 60% and 45%, respectively. Future operations of the Company depend on continuation of the manufacturing arrangement with that customer.

NOTE 8 - COMMITMENTS

         The Company has entered into lease agreements for its manufacturing and office facilities and certain manufacturing equipment with the Company's major shareholder and other parties. The rental charges are approximately $38,212 ($60,000 Canadian) per year for real property and $43,582 ($68,433 Canadian) per year for equipment. The real property lease expires December 31, 2003, and the equipment leases expire in June 2005 and February 2008.

         The minimum future lease payments under these leases for the next five years are:

      Twelve Months                                           Real Property         Equipment
     Ended September
           30:
-------------------------                                   -------------------------------------
         2002                                               $          38,212   $          43,582
         2003                                                          38,212              43,582
         2004                                                               -              43,582
         2005                                                               -              29,720
         2006                                                               -              15,859
                                                            -----------------   -----------------
         Total minimum future lease payments                $          76,424   $         176,325
                                                            =====================================

         The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 9 - STOCK INCENTIVE PLAN

         The Board of Directors has authorized and the Company has established the 2002 Non- qualified Stock Option Plan. Under the plan the Company is authorized to issued up to 10,000,000 shares of the Company's common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of September 30, 2002, options to purchase 3,100,000 shares at $.20 per share have been granted and exercised. As of September 30, 2002 there are no outstanding options to purchase shares of the Company's common stock.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

The Company is currently working on securing additional private label manufacturing contracts. The key target for private label sales are wholesale distributors of health food nutrition products. Laredo is also pursuing opportunities for direct sales to consumers through the Internet.

Liquidity and Capital Resources

Laredo's working capital ratio was 1.74 at September 30, 2002 compared to 0.70 at December 31, 2001. Key contributing factors for this change were the decrease in current liabilities of approximately $937,000 which included a decrease in accounts payable and accrued expenses of approximately $304,000, the issuance of stock in satisfaction of $620,000 in short term loans and notes payable, and the decrease in the bank line of approximately $44,000.

Current liabilities include a $80,734 promissory note payable to a party related to the major shareholder, which bears interest at 12% annually. These funds are repayable on demand however, the request for repayment occurring at this time is not expected.

Laredo has a small business loan outstanding with a balance of $80,734 as at September 30, 2002. This loan bears interest at 10.15% and matures on March 15, 2004.

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

Results of Operations

                                           For the three months ended              For the nine months ended
                                                  September 30,                          September 30,
                                      -----------------------------------------------------------------------------
                                            2002                2001                2002                2001
                                      -----------------   -----------------  ------------------  ------------------
Sales                                 $         970,337   $         626,387  $        3,005,228  $        1,939,797
Cost of Sales                                   620,404             454,224           1,948,572           1,410,166
Gross Profit                                    349,933             172,163           1,056,656             529,631
Gross Profit Margin                              36.06%              27.49%              35.16%              27.30%
Administrative Expenses                         215,267             149,412             579,958             498,416
Administrative Expenses as a                     22.18%              23.85%              19.30%              25.69%
% of sales

For the three months ended September 30, 2002, sales were $343,950 higher than 2001 and are expected to continue to grow during 2002. For the nine months ended September 30, 2002, sales were $1,065,431 higher than 2001 and are expected to continue to grow during 2002. During 2002 and 2001, 56% and 55% of sales, respectively were to Prairie Naturals Inc., a wholesale distributor for which Laredo manufactures private label products. Laredo has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. distributes under the Prairie Naturals Inc. name. Laredo also has an exclusive written contract to manufacture one product that Prairie Naturals Inc, distributes for a third party private label.

Operating margins for the three months ended September 30, 2002 were 36.06% of sales revenue, 8.57% higher than 2001. Operating margins for the nine months ended September 30, 2002 were 35.16% of sales revenue, 7.86% higher than 2001. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses.

General and administrative expenses for the three months ended September 30, 2002 were 22.18% of sales in 2002, 1.67% lower than 2001. General and administrative expenses for the nine months ended September 30, 2002 were 19.30% of sales in 2002, 6.39% lower than 2001. Laredo anticipates realizing economies of scale as production volumes increase. Administrative expenses include advertising expenses which decreased during 2002 but are expected to increase due to Laredo's plan to expand marketing efforts.

Effect of Inflation

Laredo  does  not  anticipate  any  financial  impact,   whether  beneficial  or
detrimental, as a result of inflation.

Item 3.  Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

         (i) this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

         (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

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


                             Laredo Investment Corp.
                                  (Registrant)





DATE:     November 14, 2002                   By:    /s/ Richard Pierce
       -------------------------                  ------------------------------
                                                     Richard Pierce
                                                     President, C.E.O., Director

DATE:     November 14, 2002                   By:    /s/ Marc Casavant
       -------------------------                  ------------------------------
                                                     Marc Casavant
                                                     C.F.O., Director

I, Richard Pierce, certify that:

         1. I have reviewed this quarterly report on form 10-QSB of Laredo Investment Corp.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Richard Pierce
President, C.E.O., Director

I, Marc Casavant, certify that:

         1. I have reviewed this quarterly report on form 10-QSB of Laredo Investment Corp.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Marc Casavant
C.F.O., Director