Form 10KSB
period 2002-12-31
LAREDO INVESTMENT CORP
filed 2003-03-31
CIK 1096294

U.S. Securities and Exchange Commission

                              Washington, Dc 20549

                                   FORM 10-KSB


           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2002

                        Commission file number 000-27959

                             LAREDO INVESTMENT CORP.
                 (Name of small business issuer in its charter)


             Nevada                                77-0517964
---------------------------------        -----------------------------------
   (State or other jurisdiction          (I.R.S. Employer Identification No.)
 of incorporation or organization)

         Suite11405 - 201A Street, Maple Ridge, British Columbia V2X 0Y3
            (Address of principal executive office) Zip/Postal Code

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

         Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

         Issuer's revenues for its most recent fiscal year, were $3,936,595.

         Issuer's Common Shares outstanding at March 25, 2003 was 32,398,460. The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 25, 2003 was $1,440,334, computed based on the average bid and asked price of such common equity as of March 25, 2003.

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

On November 1, 2000, Laredo entered into an Acquisition Agreement with R & L Health, Inc., a British Columbia corporation, (R&L), to acquire 100% of the outstanding common stock of R&L in exchange for $0.01.

Narrative Description of the Business

GFR Nutritionals Ltd., Laredo's wholly owned subsidiary, is an established manufacturer of quality nutritional supplement products. GFR Nutritionals Ltd, operates a full service manufacturing facility that produces natural-source nutritional, vitamin, mineral, herbal and sports nutrition products which are sold on a private label basis to wholesale. R&L Health Inc., Laredo's wholesale division markets products manufactured by GFR to mass market retailers.

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

According to the Nutrition Business Journal, the US nutrition industry, which includes natural foods, dietary supplements, and natural personal care products, has grown 14-16% annually over the past two years and is expected to sustain double digit growth for the near future. The Nutrition Business Journal states that the US nutrition industry generated $28.8 billion of consumer sales in 2002. Canadian sales tend to approximate 10% of the US market.

Principal Products: Laredo currently manufactures 300 different products in capsule, tablet, powder, and liquid form. GFR specializes in production of:

         -        Vitamin and mineral formulations
         -        Indication and herbal formulas (nutritional and herbal)
         -        Nutritional herbal formulas for women
         -        Nutritional herbal formulas for men
         -        "Boomer nutrition" - nutritional and herbal formulas for 50+
         -        Sports nutrition products
         -        Family fitness products
         -        Weight loss and diet products
         -        Soy and whey protein shakes
         -        Green food powders
         -        Daily nutrient packets

Markets: Established market channels for nutritional products within the industry include distribution through health food retail stores, mass market retail through department and grocery stores, multi-level marketing, mail order, health practitioners, and the Internet.

Currently, Laredo manufactures nutritional supplements under private label contracts with wholesale distributors. During 2002 and 2001, one private label customer has comprised 58% and 55%, respectively of Laredo's sales.

Laredo's primary goal is to achieve a level of annual revenues in excess of $9.2 million by the fiscal year ended 2003 resulting from expanded marketing efforts and vertical integration through acquisitions and expansion into new markets. Laredo is also pursing opportunities to market direct sales to consumers through the Internet.

Competition: The main competitors in the Canadian natural health product industry are privately owned corporations. A couple of larger companies that manufacture their products for retail distribution are Jamieson Laboratories and Natural Factors. There are also many companies which manufacture only for private label sales. Many smaller manufacturers have their products sold strictly in specialty health food and nutrition stores.

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

Employees: Laredo currently has 49 employees. Executive management and office administration personnel are comprised of 15 individuals. Operations personnel is made up of 34 individuals, including the Quality Control Director and Production Manager. Future employees will be hired as dictated by increases in business volume.


ITEM 2.           DESCRIPTION OF PROPERTY.

Laredo's operations are located in a building that is owned by a major shareholder and his parents. The lease agreement is for a two year term ending December 31, 2003. Under the terms of the lease agreement, the monthly rent charge is approximately $3,165 ($5,000 Canadian), and Laredo is responsible for paying the property taxes, utility charges, and any costs of repair and maintenance. Any repairs and maintenance expenses paid for by the landlords are required to be reimbursed by Laredo at cost plus 15%. All other terms are consistent with those standard to lease agreements.

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

During 2002, Laredo entered into a lease agreement for warehouse space. The lease is month to month with a six month notice of termination clause. Under the terms of the lease agreement, the monthly rent charge is approximately $1,583 ($2,500 Canadian).


ITEM 3.           LEGAL PROCEEDINGS.

None


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for a vote of security holders of Laredo during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER.

Market Information

Since December 17, 1999 Laredo's stock has been listed for sale on the OTC Electronic Bulletin Board under the symbol LRDI. The high and low bid prices of the Common Stock of Laredo have been as follows:


        Period                                  High                Low
-------------------------                 -----------------  ------------------
      1st Qtr 2001                        $           0.266 $             0.093
      2nd Qtr 2001                                    0.150               0.050
      3rd Qtr 2001                                    0.080               0.020
      4thQtr 2001                                     0.070               0.020

      1st Qtr 2002                        $           0.060 $             0.035
      2nd Qtr 2002                                    0.045               0.030
      3rd Qtr 2002                                    0.060               0.030
      4thQtr 2002                                     0.037               0.020

The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

Holders

There were approximately 18 holders of Laredo's 32,398,460 shares of common stock outstanding as of March 18, 2003.

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

Liquidity and Capital Resources

Laredo's working capital ratio was 1.39 at December 31, 2002 compared to 0.74 at December 31, 2001. Key contributing factors for this change were the approximate $620,000 decrease in short- term notes payable, which were settled through the issuance of 3,100,000 shares of common stock, a decrease in accounts payable and accrued expenses of approximately $162,000, a decrease in a the amount owed on the bank line of $approximately $44,000,and an increase in accounts receivable of approximately $101,000.

Current liabilities include a $83,482 promissory note payable to a party related to the major shareholder, which bears interest at 12% annually. These funds are repayable on demand however, the request for repayment occurring at this time is not expected.

Laredo has a small business loan outstanding with a balance of $70,345 as at December 31, 2002. This loan bears interest at 10.15% and matures on March 15, 2004.

Laredo acquired an additional $168,000 of manufacturing equipment in 2002 in order to meet demands for new private label sales. An additional $125,000 of manufacturing equipment is expected to be needed in 2003. Plant renovations costing $20,000 are also expected to be completed in 2003. Laredo plans to acquire new software during 2003 at an estimated cost of $94,961. These expenditures may be financed through private placement of shares. Increased sales volumes will also necessitate hiring additional operations, sales and administrative personnel.

Results of Operations


                                               2002                2001
                                         ------------------  ------------------
Sales                                    $        3,936,595  $        3,045,883
Cost of Sales                                     2,619,412           2,346,659
Gross Profit                                      1,317,183             699,224
Gross Profit Margin                                   33.46%              22.96%
Administrative Expenses                             903,139             654,010
Administrative Expenses as a % of sales               22.94%              21.47%

For the year ended December 31, 2002, sales were approximately $891,000 higher than 2001and are expected to continue to grow during 2003. During 2002 and 2001 58% and 55% of sales, respectively were to Prairie Naturals Inc., a wholesale distributor for which Laredo manufactures private label products. Laredo has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. distributes under the Prairie Naturals Inc. name. Laredo also has an exclusive written contract to manufacture one product that Prairie Naturals Inc, distributes for a third party private label.

Operating margins in 2002 were 33.46% of sales revenue, 10.5% higher than 2001. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses. General and administrative expenses were 22.94% of sales in 2002, 1.47% higher than 2001. Management attributes the decrease in costs of sales to manufacturing equipment downtime and a markdown on inventory during 2001.

Laredo anticipates realizing economies of scale as production volumes increase. Selling and marketing expenses decreased during 2002 but are expected to increase due to Laredo's plan to expand marketing efforts.

Effect of Inflation

Laredo  does  not  anticipate  any  financial  impact,   whether  beneficial  or
detrimental, as a result of inflation.

Critical Accounting Policies

Our critical accounting policies are those which we believe require significant judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A discussion of our critical accounting policies is set forth in the Notes to our Financial Statements included as part of this Report.

Recently Enacted and Proposed Regulatory Changes

From time to time, the Financial Accounting Standards Board ("FASB") issues pronouncements regarding financial accounting standards, including standards regarding accounting and reporting standards for business combinations and other matters. For more information regarding the significant accounting policies and standards applicable to our operations, see the Notes to the Financial Statements.

ITEM 7.           FINANCIAL STATEMENTS.

The following financial statements of Laredo are filed under this Item.

Contents                                                                    Page

Independent Auditor's Report...............................................F - 1
Consolidated Balance Sheets
 December 31, 2002 and 2001................................................F - 2
Consolidated Statements of Operations for the
 Years Ended December 31, 2002 and 2001....................................F - 4
Consolidated Statement of Stockholders' Equity for the
 Years Ended December 31, 2002 and 2001....................................F - 5
Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2002 and 2001...................................F - 6
Notes to Consolidated Financial Statements.................................F - 7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with accountants on accounting and financial disclosure.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Business Experience Of Management

Richard Pierce, Age 42, President and CEO

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

Marc Casavant, Age 40, Chief Financial Officer

Mr. Casavant joined Laredo as Chief Financial Officer in April 2000 through April 2001 and from October 2002 to present. During his absence he took a leave of abscence. From March 1998 to April 2000, he was Vice President of Operations for Basic Sports Nutrition, Surrey, British Columbia. During 1996 to March 1998 Mr. Casavant served as Plant Manager for Nu-Life Nutrition, Maple Ridge, British Columbia. During 1995 through 1997 he was Controller of Nutrion Health & Fitness, Maple Ridge, British Columbia. During 1993 to 1995, Mr. Casavant was Controller of Majestic Marketing Ltd., White Rock, British Columbia. From 1989 to 1993, he was the Senior Accountant for Ebco Industries, Ltd., in Richmond, British Columbia. Mr. Casavant obtained a Business Administration Diploma in 1985 from Okanagan College, Kellowna, British Columbia.

Lucretia Schanfarber, Age 50, Director

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

ITEM 10.          EXECUTIVE COMPENSATION.

Summary Compensation Table

For the year ended December 31, 2002 and 2001, the President and CEO received $60,775 ($96,000 Canadian) in compensation and $10,863 ($17,160) and $6,028
($9,600 Canadian) in Automobile allowance pursuant to an oral agreement.

Laredo has not granted any options to Directors, Officers, or Key Personnel.

Compensation Of Directors

The members of Laredo's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Management and Certain Beneficial Owners holding five percent or greater of the 32,300,000 shares of common stock outstanding as of December 31, 2002.

      Title of                  Name and Address                     Amount and Nature                  % of
       Class                  of Beneficial Owner                 of Beneficial Ownership              Class
--------------------  ------------------------------------  -----------------------------------  ------------------
Common                Richard Pierce (1)                                             17,100,000              52.94%
                      President, CEO, Director

                      Lucretia Schanfarber (1)                                        1,900,000               5.88%
                      Director

                      All officers and Directors                                     19,000,000              58.82%
                      as a Group (6 persons)

(1) c/o Suite 11405 - 201A Street, Maple Ridge, British Columbia V2X 0Y3


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         As  at  December   31,  2002  and  2001,   accounts   payable   include
approximately $26,658 ($42,109 Canadian) and $8,322 ($13,254 Canadian) owing to a major shareholder.

Current liabilities include a $83,482 promissory note payable to a party related to the major shareholder, which bears interest at 12% annually. These funds are repayable on demand however, the request for repayment occurring at this time is not expected.

Laredo's operations are located in a building that is owned by a major shareholder and his parents. The lease agreement is for a two year term ending December 31, 2003. Under the terms of the lease agreement, the monthly rent charge is approximately $37,980 ($60,000 Canadian) per year and Laredo is responsible for paying the property taxes, utility charges, and any costs of repair and maintenance. Any repairs and maintenance expenses paid for by the landlords are required to be reimbursed by Laredo at cost plus 15%. All other terms are consistent with those standard to lease agreements.

Laredo has also entered into a lease agreement for certain manufacturing equipment with the Company's major shareholder and other parties. The rental charges are approximately $27,558 ($43,531 Canadian) per year and expires June 30, 2005.

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

Exhibit Number             Description

         3.1               Articles of Incorporation as amended (1)

         3.2               Bylaws (1)


(1) Incorporated by reference to Laredo's report on Form 10SB12G dated November 5, 1999

(b) Reports of Form 8-K

No report on Form 8-K was filed during the quarter ended December 31, 2002.


ITEM 14.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10- KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

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

LAREDO INVESTMENT CORP.


Dated: March 28, 2003



/s/ RICHARD PIERCE
Richard Pierce, President and C.E.O.


/s/ MARC CASAVANT
Marc Casavant, Chief Financial Officer


/s/ LUCRETIA SCHANFARBER
Lucretia Schanfarber, Director


/s/ ROSEMARIE PIERCE
RoseMarie Pierce, Director

I, Richard Pierce, certify that:

1.       I have reviewed this annual report on form 10-KSB of Laredo  Investment
         Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ RICHARD PIERCE
Richard Pierce, President and C.E.O.

I, Marc Casavant, certify that:

1.       I have reviewed this annual report on form 10-KSB of Laredo  Investment
         Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ MARC CASAVANT
Marc Casavant, Chief Financial Officer

                             LAREDO INVESTMENT CORP.
                                AND SUBSIDIARIES

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2002 AND 2001

                                    CONTENTS


                                                                            Page

Independent Auditor's Report...............................................F - 1

Consolidated Balance Sheets
  December 31, 2002and 2001................................................F - 2

Consolidated Statements of Operations for the
  Years Ended December 31, 2002 and 2001...................................F - 4

Consolidated Statement of Stockholders' Equity for the
  Years Ended December 31, 2002 and 2001...................................F - 5

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2002 and 2001...................................F - 6

Notes to Consolidated Financial Statements.................................F - 7

                          INDEPENDENT AUDITOR'S REPORT


Laredo Investment Corp. And Subsidiaries


         We have audited the accompanying consolidated balance sheets of Laredo Investment Corp. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, and stockholders' equity for the two years ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laredo Investment Corp. and Subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the two years ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
March 25, 2003

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                                          December 31,
                                                 ------------------------------
                                                    2002                2001
                                                 -----------        -----------
ASSETS
Current Assets:
Cash and cash equivalents                        $      --          $      --
Receivables                                          682,987            581,672
Inventory                                            564,376            576,050
Prepaid expense                                       25,170              3,956
                                                 -----------        -----------

     Total Current Assets                          1,272,533          1,161,678
                                                 -----------        -----------

Fixed Assets:
Manufacturing Equipment                              745,400            577,204
Office Equipment                                      24,429             21,095
Furniture & Fixtures                                   3,525              3,525
Leasehold improvements                                41,814             41,814
                                                 -----------        -----------
                                                     815,168            643,638
Less Accumulated Depreciation                       (149,147)          (105,882)
                                                 -----------        -----------
                                                     666,021            537,756
                                                 -----------        -----------

Other Assets:
Intangible Assets, Net                                  --               11,667
                                                 -----------        -----------

     TOTAL ASSETS                                $ 1,938,554        $ 1,711,101
                                                 ===========        ===========

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)




                                                                    December 31,
                                                           --------------------------
                                                               2002           2001
                                                           -----------    -----------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                   $   646,430    $   808,641
Bank Overdraft                                                  81,276         71,071
Bank Line                                                         --           43,953
Short-Term Loans & Notes Payable                                19,692        615,011
Related Party Loans                                             83,482         73,502
Shareholder Payables                                            26,658          8,322
Current Portion Long-Term Debt                                  60,757         41,068
                                                           -----------    -----------

     Total Current Liabilities                                 918,295      1,661,568
                                                           -----------    -----------

Long-Term Debt                                                  46,220         67,808
Lease Obligations                                              128,770         63,859
                                                           -----------    -----------

     Total Liabilities                                       1,093,285      1,793,235
                                                           -----------    -----------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 100,000,000
   shares authorized, 32,300,000 and 32,200,000 shares
   issued and outstanding at December 31, 2002 and 2001         32,300         32,200
Additional Paid-in Capital                                     648,050         28,150
Currency Translation Adjustment                                 (4,683)        28,262
Retained Earnings (Deficit)                                    169,602       (170,746)
                                                           -----------    -----------

     Total Stockholders' Equity                                845,269        (82,134)
                                                           -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 1,938,554    $ 1,711,101
                                                           ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                       For The Year Ended
                                                           December 31,
                                                 ------------------------------
                                                     2002               2001
                                                 ------------      ------------
REVENUES
Sales                                            $  3,936,595      $  3,045,883
Cost of Sales                                       2,619,412         2,346,659
                                                 ------------      ------------
Gross Margin                                        1,317,183           699,224

EXPENSES
   Selling & Marketing                                 21,452            39,396
   General & Administrative                           881,687           614,614
                                                 ------------      ------------
                                                      903,139           654,010
                                                 ------------      ------------

Net Income from Operations                            414,044            45,214
                                                 ------------      ------------

Other Income (Expense)
   Interest, Net                                      (57,789)          (85,400)
   Currency Exchange, Net                               9,433           (60,039)
                                                 ------------      ------------

Net Income (Loss) Before Income Taxes                 365,688          (100,225)
Income Tax (Expense) Benefit                          (25,340)            1,731
                                                 ------------      ------------

NET INCOME (LOSS)                                $    340,348      $    (98,494)
                                                 ============      ============

Basic Earnings (Loss) Per Share                  $       0.01      $       0.00
                                                 ============      ============

Weighted Average Shares Outstanding                31,806,849        30,621,918
                                                 ============      ============











   The accompanying notes are an integral part of these financial statements.

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                         Cumulative       Retained
                                                     Common Stock             Paid-In    Translation      Earnings /
                                                 Shares       Par Value       Capital     Adjustment      (Deficit)        Total
                                              -----------    -----------    -----------   -----------    -----------    -----------
Balance at December 31, 2000                   29,200,000    $    29,200    $    21,150   $     5,155    $   (72,252)   $   (16,747)

July 12, 2001, shares cancelled
and shares issued to acquire WST
Web Search Technologies, Inc.                   3,000,000          3,000          7,000          --             --           10,000

Net Loss                                             --             --             --            --          (98,494)       (98,494)
Currency Translation                                 --             --             --          23,107           --           23,107
                                              -----------    -----------    -----------   -----------    -----------    -----------
Total Comprehensive Loss                             --             --             --          23,107        (98,494)       (75,387)
                                              -----------    -----------    -----------   -----------    -----------    -----------

Balance at December 31, 2001                   32,200,000         32,200         28,150        28,262       (170,746)       (82,134)
                                              -----------    -----------    -----------   -----------    -----------    -----------

May 7, 2002, WST shares
cancelled and returned to treasury             (3,000,000)        (3,000)         3,000          --             --             --

June 30, 2002, shares issued
as payment of short-term notes
payable                                         3,100,000          3,100        616,900          --             --          620,000

Net Income                                           --             --             --            --          340,348        340,348
Currency Translation                                 --             --             --         (32,945)          --          (32,945)
                                              -----------    -----------    -----------   -----------    -----------    -----------
Total Comprehensive Income                           --             --             --         (32,945)       340,348        307,403
                                              -----------    -----------    -----------   -----------    -----------    -----------

Balance at December 31, 2001                   32,300,000    $    32,300    $   648,050   $    (4,683)   $   169,602    $   845,269
                                              ===========    ===========    ===========   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For The Year Ended
                                                                                          December 31,
                                                                             --------------------------------------
                                                                                    2002                2001
                                                                             ------------------  ------------------
Cash Flows From Operating Activities
   Net income (loss) for the period                                          $          340,348  $          (98,494)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Currency Translation Adjustment                                                    (32,945)             23,106
     Depreciation and Amortization                                                       54,932              46,550
     Decrease (Increase) in Receivables                                                (101,315)             77,162
     Decrease (Increase) in Inventory                                                    11,674            (143,774)
     Decrease (Increase) in Prepaid Expense                                             (21,214)             (2,292)
     Increase in Accounts Payable & Accrued Liabilities                                (134,597)            394,079
     Increase (Decrease) in Bank Overdraft                                               10,205            (218,873)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                     127,088              77,464
                                                                             ------------------  ------------------

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                   (47,420)            (33,454)
                                                                             ------------------  ------------------
Net Cash Used by Investing Activities                                                   (47,420)            (33,454)
                                                                             ------------------  ------------------

Cash Flows From Financing Activities
   Proceeds/Payments on Bank Line                                                       (43,953)                625
   Shareholder Payables                                                                  18,336             (31,774)
   Proceeds from Short-term Notes Payable                                                     -              16,625
   Principle Payment on Long-term Debt                                                  (21,854)            (19,735)
   Principle Payment on Capital Lease Obligations                                       (32,197)             (9,751)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Financing Activities                                     (79,668)            (44,010)
                                                                             ------------------  ------------------

Increase (Decrease) in Cash                                                                   -                   -
Cash at beginning of period                                                                   -                   -
                                                                             ------------------  ------------------
Cash at End of Period                                                        $                -  $                -
                                                                             ==================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                           $           57,789  $           53,643
                                                                             ==================  ==================
   Income taxes paid during the period                                       $                -  $                -
                                                                             ==================  ==================

Supplemental Disclosure of Non-cash Investing and Financing Activities:
   Equipment acquired through Capital Lease                                  $          124,110  $           92,845
   Stock issued as payment on short-term notes payable                       $          620,000  $                -
                                                                             ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2002 AND 2001


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

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

         On November 1, 2000, the Company entered into an Acquisition Agreement with R & L Health, Inc., a British Columbia corporation, (R&L), to acquire 100% of the outstanding common stock of R&L in exchange for $0.01. The transaction was recorded as a purchase.

Principles of Consolidation

         The consolidated financial statements for December 31, 2002 and the year ended include the accounts of Laredo Investment Corp. and the following wholly owned subsidiaries:

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

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


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

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


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

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2001  financial statements to conform with the 2002 presentation.

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2002 and 2001.

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

NOTE 2 - INVENTORY

         As of December 31, 2002 and December 31, 2001, Inventory consists of the following:


                                                 2002                2001
                                          ------------------  ------------------
Raw materials                             $          481,798  $          491,764
Work in process                                       82,578              84,286
                                          ------------------  ------------------
Total Inventory                           $          564,376  $          576,050
                                          ==================  ==================

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


NOTE 3 - INCOME TAXES

         As of December 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $170,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 4 - RELATED PARTY TRANSACTIONS

         As at December 31, 2002 and 2001, shareholder payables include approximately $26,658 ($42,109 Canadian) and $8,322 ($13,254 Canadian) owing to a major shareholder.

NOTE 5 - SHORT-TERM OBLIGATIONS

                                                                                December 31,        December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------
Promissory note, repayable to related parties upon
   demand, including interest at 12%                                         $           83,482  $           73,502
Working Capital Loans, repayable in stock or options upon
    demand including interest at 1% over prime (9.5%)                                    19,692             615,011
                                                                             ------------------  ------------------

Total                                                                        $          103,174  $          688,513
                                                                             ==================  ==================

         The Company has a line of credit with a bank with a total amount owing of $0 and $43,953 as of December 31, 2002 and 2001 respectively. This line carries an interest rate of prime plus 1.5 and a total available credit of $94,961 ($150,000 Canadian) at December 31, 2002 and was increased to ($250,000 Canadian) on January 15, 2003. The line is secured by certain manufacturing equipment of the Company.

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


NOTE 6 - LONG-TERM DEBT

                                                                                December 31,        December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------
TDBank Small Business loan, repayable
  in monthly instalments $2,515 ($3,973 Canadian),
  including interest at 10.15%, maturing
  March 15, 2004, secured by certain
  manufacturing equipment of the Company                                     $           70,345  $           89,642

Less current portion of long-term debt                                                   24,125              21,834
                                                                             ------------------  ------------------

                                                                             $           46,220  $           67,808
                                                                             ==================  ==================

         Principal payments due on long-term debt for each of the five years subsequent to December 31, 2002 and thereafter are as follows:


       Year ending:                Amount
---------------------------  ------------------
           2003              $           24,125
           2004                          26,679
           2005                          19,541
           2006                               -
           2007                               -
        Thereafter                            -
                             ------------------
           Total             $           70,345
                             ==================

NOTE 7 - ECONOMIC DEPENDENCE

         The Company sells a substantial portion of its product to one customer. During 2002 and 2001, sales to that customer aggregated 58% and 55%, respectively. As of December 31, 2002, amounts due from that customer included in accounts receivable were 66% and 45%, respectively. Future operations of the Company depend on continuation of the manufacturing arrangement with that customer.

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


NOTE 8 - COMMITMENTS

         The Company has entered into a lease agreements for its manufacturing and office facilities and certain manufacturing equipment with the Company's major shareholder and other parties. The rental charges are approximately $37,984 ($60,000 Canadian) per year for real property and $68,041 ($108,900 Canadian) per year for equipment. The real property lease expires December 31, 2003, and the equipment lease expires June 2005 through December 2008.

         The minimum future lease payments under these leases for the next five years are:

      Twelve Months                                           Real Property         Equipment
     Ended June 30:
-------------------------                                   -------------------------------------
         2003                                               $          37,984   $         108,900
         2004                                                          37,984             108,900
         2005                                                               -              87,132
         2006                                                               -              65,364
         2007                                                               -              65,364
                                                            -----------------   -----------------
         Total minimum future lease payments                $          75,968   $         435,660
                                                            =====================================

         The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

         During 2002, the Company entered into a lease agreement for warehouse space. The lease is month to month with a six month notice of termination clause. Under the terms of the lease agreement, the monthly rent charge is approximately $1,583 ($2,500 Canadian).

NOTE 9 - STOCK INCENTIVE PLAN

         The Board of Directors has authorized and the Company has established the 2000 Incentive and Non-qualified Stock Option Plan. Under the plan the Company is authorized to issued up to 6,000,000 shares of the Company's common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of December 31, 2002, no option have been granted.