Form 10QSB
period 2003-03-31
LAREDO INVESTMENT CORP
filed 2003-05-15
CIK 1096294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

     For the transition period from ______________to ____________

                        Commission file number 000-27959

                            Laredo Investment Corp.
        (Exact name of small business issuer as specified in its charter)


            Nevada                                             77-0517964
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 14, 2003 32,398,460

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             LAREDO INVESTMENT CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                       $US
                                                                     March 31,
                                                                        2003
                                                                    -----------
ASSETS
Current Assets:
Cash and Cash Equivalents                                           $       --
Receivables                                                             670,601
Inventory                                                               762,742
Prepaid Expense                                                          62,791
                                                                    -----------
     Total Current Assets                                             1,496,134
                                                                    -----------

Fixed Assets:
Manufacturing Equipment                                                 764,856
Office Equipment                                                         73,065
Furniture & Fixtures                                                      3,525
Leasehold Improvements                                                   41,814
                                                                    -----------
                                                                        883,260
Less Accumulated Depreciation                                          (162,408)
                                                                    -----------
                                                                        720,852
                                                                    -----------

TOTAL ASSETS                                                        $ 2,216,986
                                                                    ===========

                             LAREDO INVESTMENT CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                       $US
                                   (Continued)
                                                                      March 31,
                                                                         2003
                                                                    -----------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                            $   823,211
Bank Overdraft                                                           29,139
Bank Line                                                                  --
Short-Term Loans & Notes Payable                                           --
Related Party Loans                                                      93,719
Shareholder Payables                                                       --
Current Portion of Long-Term Debt                                        70,922
                                                                    -----------

     Total Current Liabilities                                        1,016,991
                                                                    -----------

Long Term Debt                                                           45,777
Lease Obligations                                                       190,175
                                                                    -----------

     Total Liabilities                                                1,252,943
                                                                    -----------

STOCKHOLDERS EQUITY
Common Stock - $0.01 par value,
  100,000,000 shares authorized,
  32,398,460 shares issued and
  outstanding at March 31, 2003                                          33,285
Additional Paid in Capital                                              666,757
Currency Translation Adjustment                                          14,237
Retained Earnings (Deficit)                                             249,765
                                                                    -----------

     Total Stockholders' Equity                                         964,044
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,216,986
                                                                    ===========

                            See accompanying notes.

                             LAREDO INVESTMENT CORP.
                       CONSOLIDATED STATEMENT OF OPERATION
                                   (Unaudited)
                                       $US
                                                   For the three months ended
                                                           March 31,
                                                 ------------------------------
                                                    2003                2002
                                                 ------------      ------------
REVENUES
Sales                                            $  1,126,076      $  1,158,974
Cost of Sales                                         719,795           789,278
                                                 ------------      ------------
Gross margin                                          406,281           369,696

EXPENSES
  Selling & Marketing                                   9,294             9,018
  General & Administrative                            289,021           143,693
                                                      298,315           152,711
                                                 ------------      ------------

Net Income from Operations                            107,966           216,985
                                                 ------------      ------------

Other Income (Expense)
  Interest, Net                                          (358)          (17,345)
  Currency Exchange, Net                               26,520            (5,538)
                                                 ------------      ------------

Net Income (Loss)
  Before Income Taxes                                 134,127           194,102
Income Tax Expense                                     53,965
                                                 ------------      ------------

NET INCOME (LOSS)                                $     80,163      $    194,102
                                                 ============      ============

Weighted Avergae Shares Outstanding                32,365,640        32,200,000
                                                 ============      ============

Earnings (Loss) Per Share                        $       --        $       0.01
                                                 ============      ============


                            See accompanying notes.

                             LAREDO INVESTMENT CORP.
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)
                                       $US

                                                                    For the three months ended
                                                                      March 31,     March 31,
                                                                    -----------    -----------
                                                                        2003           2002
                                                                    -----------    -----------

Cash Flows From Operating Activities
  Net Income (loss) for the period                                  $    80,163    $   194,102
Adjustments to reconcile net loss to net cash
  Provided by operationg activities
    Currency Translation Adjustment                                      18,920           (567)
    Depreciiation and Amortization                                       13,261         12,595
    Decrease (Increase) in Receivables                                   12,386       (338,341)
    Decrease (Increase) in Inventory                                   (198,366)       230,724
    Decrease (Increase) in Prepaid Expense                              (37,621)        (1,661)
    Increase (Decrease) in Accounts Payable & Accrued Liabilities       176,781        (67,436)
    Increase (Decrease) in Bank Overdraft                               (52,137)       (13,619)
Net Cash Provided by (Used in) Operating Activities                      13,387         15,797
                                                                    -----------    -----------

Cash Flows From Investing Activities
  Purchase of Property and Equipment                                    (68,092)        (1,696)
Net Cash Used by Investing Activities                                   (68,092)        (1,696)
                                                                    -----------    -----------

Cash Flows From Financing Activities
  Proceeds/(Payments) on Bank Line                                         --           (3,162)
 Proceeds/(Payments) on Shareholder Payables                            (26,658)        (1,069)
 Proceeds Leasing                                                          --           (4,532)
  Principle Payment on Long-Term Debt                                    81,363         (5,338)
Net Cash Provided by (Used in) Financing Activities                      54,705        (14,101)
                                                                    -----------    -----------

Increase (Decrease) in Cash                                                --             --
Cash at beginning of period                                                --             --
                                                                    -----------    -----------
Cash at End of Period                                               $      --      $      --
                                                                    ===========    ===========

Supplemntal Disclosure of Interest and Income Taxes Paid
  Interest paid during the period                                   $     3,235    $     7,494
                                                                    ===========    ===========
  Income taxes paid during the period                               $      --      $      --
                                                                    ===========    ===========

Supplemental Disclosure of Non-cash Investing and Financing
Activities
  Manufacturing Equipment on Capital Lease                          $    73,140    $      --
                                                                    ===========    ===========
  Shares issued in satisfaction of notes payable                    4      --      $      --
                                                                    ===========    ===========

                             See accompanying notes.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Laredo Investment Corp. and Subsidiaries (the "Company") is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

         The unaudited financial statements for the three months ended March 31, 2003 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months ended March 31, 2003 and 2002. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On June 21, 2000, the Company entered into an Acquisition Agreement with Nutritionals (USA) Direct.Com, a Washington corporation, (NDC), to acquire 100% of the outstanding common stock of NDC in exchange for $1,000. The transaction has been recorded as a purchase. NDC operations were wound down in October 2002 and the company became dormant.

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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Continued)

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

         On November 1, 2000, the Company entered into an Acquisition Agreement with R & L Health, Inc. (formerly ProHealth Nutritionals Ltd.), a British Columbia corporation, (R&L), to acquire 100% of the outstanding common stock of R&L in exchange for $0.01. The transaction has been recorded as a purchase.

Principles of Consolidation

         The consolidated financial statements for December 31,2001 and the year ended include the accounts of Laredo Investment Corp. and the following wholly owned subsidiaries:

         *        GFR Nutritionals, Ltd., a British Columbia corporation

         *        Nutritionals(USA) Direct.com, a Washington corporation

         *        WST Web Search Technologies, Inc., a Saskatchewan corporation

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

Nature of Business

         The Company specializes in formulating, blending, encapsulating and packaging nutritional products. The Company's operations are located in the province of British Columbia, Canada.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Inventories

         Raw materials inventory is stated at a lower of weighted average cost and replacement value. Inventories of work in progress are stated at the lower of weighted average cost and net realizable value.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Continued)

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued

Depreciation

         Fixed assets are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

                  Asset                                              Rate

           Manufacturing equipment                              10-20 years

           Furniture and fixtures                               5-7 years

           Office equipment                                     3-5 years

           Computer Software                                    4 years

           Leasehold improvements                               Term of lease

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon is eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Continued)

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Continued)

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Reclassification

         Certain   reclassifications  have  been  made  in  the  2002  financial statements to conform to the 2003 presentation.

Earnings (Loss) per Share

         The basic earnings per share have been computed by dividing the income for the period applicable to the common stock holders by the weighted average of the common shares outstanding during the period. There were no common equivalent shares outstanding at March 31, 2003 and 2002.

Stock Compensation for Non-Employees

The Company accounts for the fair value of its stock compensation grants for non-employees in accordance with FASB Statement 123. The fair value of each grant is equal to the market price of the Company's stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Continued)

NOTE 2- INVENTORY

         As of March 31, 2003 inventory consists of the following:

                Raw Materials              $       610,491
                Work in process                    152,251
                                           ---------------
                Total Inventory                    762,742
                                           ===============

NOTE 3- INCOME TAXES

         There was sufficient net operating income for the quarter ended March 31, 2003 that $53,965 was accrued for taxes payable.

NOTE 4- SHORT-TERM OBLIGATIONS

                                                             March 31,
                                                               2003
                                                            ---------
Promisorry note, repayable to related parties upon
demand, including interest at 12%                           $  93,719
                                                            =========

         The Company has a line of credit with a bank with a total amount owing of $0 as of March 31, 2003. This line has a total available credit of $172,500 ($250,000 Canadian). The line is secured by certain manufacturing equipment of the Company.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Continued)

NOTE5- LONG-TERM DEBT

                                                                  March 31,
                                                                    2003
                                                             ------------------
TDBank Small Business loan, repayable
  in monthly instalments $2,616 ($3,973 Canadian),
  including interest at 10.15%, maturing
  August 15, 2005, secured by certain
  manufacturing equipment of the Company                     $           70,397

Less current portion of long-term debt                                   24,620
                                                             ------------------

                                                             $           45,777
                                                             ==================

Principal payments due on long-term debt for each of the five years subsequent to March 31, 2003 and thereafter are as follows:

       Year ending:                Amount
---------------------------  ------------------
           2003              $           19,368
           2004                          29,079
           2005                          21,950
                             ------------------
           Total             $           70,397
                             ==================

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Continued)

NOTE 6- ECONOMIC DEPENDENCE

         The Company sells a substantial portion of its product to one customer. During the first quarter of 2003 and 2002, sales to that customer aggregated 59% and 67%, respectively. As of March 31, 2003 amounts due from that customer included in accounts receivable were 48%. Future operations of the Company depend on continuation of the manufacturing arrangement with that customer.

NOTE 7- COMMITMENTS

         The Company has entered into lease agreements for its manufacturing and office facilities and certain manufacturing equipment with the Company's major shareholder and other parties. The rental charges are approximately $79,350 ($115,000 Canadian) per year for real property and $75,144 ($108,900 Canadian) per year for equipment. The real property leases expire December 31, 2003 and the second lease that has a six month notice of termination, the equipment leases expire in June 2005, February 2008, and December 2008.

The minimum future lease payments under these leases for the next five years are:

      Twelve Months                                           Real Property         Equipment
     Ended December 31:
-------------------------                                   -------------------------------------
         2003                                               $          42,732   $          75,144
         2004                                                               -              75,144
         2005                                                               -              60,125
         2006                                                               -              45,108
         2007                                                               -              45,108
                                                            -----------------   -----------------
         Total minimum future lease payments                $          42,732   $         300,629
                                                            =====================================


         The leases generally provide that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Continued)


NOTE 8- STOCK INCENTIVE PLAN

         The Board of Directors has authorized and the Company has established the 2002 Non qualified Stock Option Plan. Under the plan the Company is authorized to issue up to 10,000,000 shares of the Company's common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of March 31, 2003 there are no outstanding options to purchase shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, and actual results could differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-QSB.

Plan of Operations

The Company is currently working on securing additional private label manufacturing contracts. The key target for private label sales are wholesale distributors of health food nutrition products. Laredo is also pursuing opportunities for direct sales to consumers through the Internet.

Liquidity and Capital Resources

Laredo's working capital ratio was 1.47 at March 31, 2003 compared to 1.39 at December 31, 2002. Key contributing factors for this change were the increase in inventory value of $198,366 and an increase in prepaid expense of $37,621.

Current liabilities include an $93,719 promissory note payable to a party related to the major shareholder, which bears interest at 12% annually. These funds are repayable on demand, however the request for repayment occurring at this time is not expected.

Laredo has a small business loan outstanding with a balance of $70,397 as at March 31, 2003. This loan bears interest at 10.15% and matures on August 15, 2005.

Laredo acquired an additional $68,092 of manufacturing equipment in the first quarter of 2003 in order to meet demands for new private label sales. An additional $50,000 of manufacturing equipment is expected to be purchased in 2003. Plant renovations costing $20,000 are also expected to be completed in 2003.

Results of Operations

                                                For the three months ended
                                                        March 31,
                                         --------------------------------------
                                               2003                2002
                                         ------------------  ------------------
Sales                                    $        1,126,076  $        1,158,974
Cost of Sales                                       719,795             789,278
Gross Profit                                        406,281             369,696
Gross Profit Margin                                   36.08%              31.90%
Administrative Expenses                             298,315             152,711
Administrative Expenses as a % of sales               26.49%              13.18%

For the three months ended March 31, 2003, sales were $32,898 lower than 2002 and are expected to grow during 2003. During the first quarter of 2003 and 2002, 59% and 67% of sales, respectively were to Prairie Naturals Inc., a wholesale distributor for which Laredo manufactures private label products. Laredo has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. distributes under the Prairie Naturals Inc. name. Laredo also has an exclusive written contract to manufacture one product that Prairie Naturals Inc. distributes for a third party private label.

Operating margins for the three months ended March 31, 2003 were 36.08% of sales revenue, 4.18% higher than 2002. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses.

General and administrative expenses for the three months ended March 31, 2003 were 26.49% of sales, 13.31% higher than 2002. Laredo anticipates realizing economies of scale as production volumes increase.

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

ITEM 3. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

                  (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form lO-Q.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II- OTHER INFORMATION

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

                             Laredo Investment Corp

                                  (Registrant)

DATE: May 15, 2003                         By: /s/ Richard Pierce

                                               Richard Pierce
                                               President, C.E.O., Director


DATE: May 15, 2003                         By: /s/ Marc Casavant
                                               Marc Casavant
                                               C.F.O., Director

I, Richard Pierce, certify that:

         1. I have reviewed this quarterly report on form 1 0-QSB of Laredo Investment Corp.

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 1 3a- 14 and 1 Sd- 14) for the registrant and have:

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

Date: May 15, 2003

/s/ Richard Pierce
---------------------------
President, C.E.O., Director

I, Marc Casavant, certify that:

         1. I have reviewed this quarterly report on form 1 0-QSB of Laredo Investment Corp.

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13 a- 14 and I 5d- 14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) resented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

Date: May 15, 2003

\s\ Marc Casavant
-----------------
C.F.O., Director

                                  EXHIBIT 99.1
                                CEO CERTIFICATION




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Laredo Investment Corp. on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: May 15, 2003

/s/ RICHARD PIERCE
-----------------------------------
Richard Pierce, President and C.E.O.

                                  EXHIBIT 99.2
                                CFO CERTIFICATION



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Laredo Investment Corp. on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

May 15, 2003

/s/ MARC CASAVANT
--------------------------------------
Marc Casavant, Chief Financial Officer