Form 10QSB
period 2003-06-30
LAREDO INVESTMENT CORP
filed 2003-08-14
CIK 1096294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2003

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

                                 (604) 460-8440
                            Issuer's telephone number


     (Former name, address and fiscal year, if changed since last report.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 14, 2003 32,398,460
                                                   -----------------------------

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                             LAREDO INVESTMENT CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                       $US

                                                   June 30,         December 31,
                                                     2003               2002
                                                  -----------       -----------
ASSETS
Current Assets:
Cash and Cash Equivalents ..................      $      --         $      --
Receivables ................................          798,940           682,987
Inventory ..................................          673,709           564,376
Prepaid Expense ............................           30,715            25,170
                                                  -----------       -----------
               Total Current Assets ........        1,503,364         1,272,533
                                                  -----------       -----------

Fixed Assets:
Manufacturing Equipment ....................          776,043           745,400
Office Equipment ...........................          167,166            24,429
Furniture & Fixtures .......................            3,525             3,525
Leasehold Improvements .....................           41,814            41,814
                                                  -----------       -----------
                                                      988,548           815,168
Less Accumulated Depreciation ..............         (185,650)         (149,147)
                                                  -----------       -----------
                                                      802,898           666,021
                                                  -----------       -----------

TOTAL ASSETS ...............................      $ 2,306,262       $ 1,938,554
                                                  ===========       ===========

                             LAREDO INVESTMENT CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                       $US
                                   (Continued)

                                                    June 30,        December 31,
                                                     2003               2002
                                                  -----------       -----------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities ...      $   521,921       $   646,430
Bank Overdraft .............................          148,454            81,276
Bank Line ..................................           79,200
Short-Term Loans & Notes Payable ...........            2,848            19,692
Related Party Loans ........................           97,793            83,482
Shareholder Payables .......................                0            26,658
Current Portion of Long-Term Debt ..........           67,221            60,757
                                                  -----------       -----------

               Total Current Liabilities ...          917,437           918,295
                                                  -----------       -----------

Long Term Debt .............................           38,007            46,220
Lease Obligations ..........................          197,815           128,770
                                                  -----------       -----------

               Total Liabilities ...........        1,153,259         1,093,285
                                                  -----------       -----------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value,
  100,000,000 shares authorized,
  32,398,460 shares issued and
  outstanding at June 30, 2003  ............           32,398            32,300
Additional Paid in Capital .................          667,644           648,050
Currency Translation Adjustment ............           32,408            (4,683)
Retained Earnings (Deficit) ................          420,553           169,602
                                                  -----------       -----------

               Total Stockholders' Equity ..        1,153,003           845,269
                                                  -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .      $ 2,306,262       $ 1,938,554
                                                  ===========       ===========

                            See accompanying notes.

                             LAREDO INVESTMENT CORP.
                       CONSOLIDATED STATEMENT OF OPERATION
                                   (Unaudited)
                                       $US

                                    For the three months ended      For the six months ended
                                              June 30,                     June 30,
                                      --------------------------    --------------------------
                                          2003          2002           2003           2002
                                      -----------    -----------    -----------    -----------
REVENUES
Sales .............................   $ 1,266,278    $   875,917    $ 2,392,354    $ 2,034,891
Cost of Sales .....................       842,157        538,890      1,561,952      1,328,168
                                      -----------    -----------    -----------    -----------
Gross margin ......................       424,121        337,027        830,402        706,723

EXPENSES

  Selling & Marketing .............        30,434          6,662         39,728         15,680
  General & Administrative ........        40,864        205,318        329,885        349,011
                                      -----------    -----------    -----------    -----------
                                           71,298        211,980        369,613        364,691
                                      -----------    -----------    -----------    -----------

Net Income from Operations ........       352,823        125,047        460,789        342,032
                                      -----------    -----------    -----------    -----------

Other Income (Expense)

  Interest, Net ...................       (13,130)       (18,127)       (13,488)       (35,472)
  Currency Exchange, Net ..........       (37,482)        35,529        (10,962)        29,991
                                      -----------    -----------    -----------    -----------

Net Income (Loss)

  Before Income Taxes .............       302,211        142,449        436,339        336,551
Income Tax Expense ................       131,423              -        185,388              -
                                      -----------    -----------    -----------    -----------

NET INCOME (LOSS) .................   $   170,788    $   142,449    $   250,951    $   336,551
                                      ===========    ===========    ===========    ===========

Weighted Avergae Shares Outstanding    32,398,460     32,234,066     32,371,811     32,217,127
                                      ===========    ===========    ===========    ===========

Earnings (Loss) Per Share .........   $      0.01    $         -    $      0.01    $      0.01
                                      ===========    ===========    ===========    ===========


                            See accompanying notes.

                             LAREDO INVESTMENT CORP.
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)
                                       $US

                                                                       For the six months ended
                                                                                June 30,
                                                                         --------------------
                                                                           2003       2002
                                                                         --------    --------

Cash Flows From Operating Activities
  Net Income (loss) for the period ...................................   $250,951    $336,551
Adjustments to reconcile net loss to net cash
  Provided by operationg activities
    Currency Translation Adjustment ..................................     37,091     (11,246)
    Depreciiation and Amortization ...................................     36,503      29,516
    Decrease (Increase) in Receivables ...............................   (115,953)   (156,687)
    Decrease (Increase) in Inventory .................................   (109,333)    224,516
    Decrease (Increase) in Prepaid Expense ...........................     (5,545)     (1,295)
    Increase (Decrease) in Accounts Payable & Accrued Liabilities ....   (124,509)   (353,830)
    Increase (Decrease) in Bank Overdraft ............................     67,178         575
                                                                         --------    --------
Net Cash Provided by (Used in) Operating Activities ..................     36,383      68,100
                                                                         --------    --------

Cash Flows From Investing Activities

  Purchase of Property and Equipment .................................   (173,380)     (1,779)
                                                                         --------    --------
Net Cash Used by Investing Activities ................................   (173,380)     (1,779)
                                                                         --------    --------

Cash Flows From Financing Activities

 Proceeds/(Payments) on Bank Line ....................................     79,200     (43,953)
 Proceeds/(Payments) on Shareholder Payables .........................    (26,658)     (1,524)
 Proceeds/(Payments) on Long-Term Debt/Leases Obligations    .........     84,455     (20,844)
                                                                         --------    --------
Net Cash Provided by (Used in) Financing Activities ..................    136,997     (66,321)
                                                                         --------    --------

Increase (Decrease) in Cash ..........................................          -           -
Cash at beginning of period ..........................................          -           -
                                                                         --------    --------
Cash at End of Period ................................................   $      -    $      -
                                                                         ========    ========
Supplemntal Disclosure of Interest and Income Taxes Paid

  Interest paid during the period ....................................   $  10,401   $  11,591
                                                                         ========    ========
  Income taxes paid during the period ................................   $      -    $      -
                                                                         ========    ========
Supplemental Disclosure of Non-cash Investing and Financing Activities

  Manufacturing Equipment on Capital Lease ...........................   $  73,140   $      -
                                                                         ========    ========
  Shares issued in satisfaction of notes payable .....................   $      -    $620,000
                                                                         ========    ========

                            See accompanying notes.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

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

Interim Financial Statements

         The unaudited financial statements for the six months ended June 30, 2003 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months ended June 30, 2003 and 2002. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Continued)

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

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

Principles of Consolidation

         The consolidated financial statements for June 30, 2003 include the accounts of Laredo Investment Corp. and the following wholly owned subsidiaries:

         *        GFR Nutritionals, Ltd., a British Columbia corporation

         *        Nutritionals(USA) Direct.com, a Washington corporation

         *        R&L Health Inc., a British Columbia corporation

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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Continued)

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued

Depreciation

         Fixed assets are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

                     Asset                                           Rate
        ------------------------------------------------------------------------
        Manufacturing equipment                              10-20 years
        Furniture and fixtures                               5-7 years
        Office equipment                                     3-5 years
        Computer Software                                    4 years
        Leasehold improvements                               Term of lease

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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Continued)

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

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Continued)

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) per Share

The basic earnings per share have been computed by dividing the income for the period applicable to the common stock holders by the weighted average of the common shares outstanding during the period. There were no common equivalent shares outstanding at June 30, 2003 and 2002.

Stock Compensation for Non-Employees

The Company accounts for the fair value of its stock compensation grants for non-employees in accordance with FASB Statement 123. The fair value of each grant is equal to the market price of the Company's stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

NOTE 2- INVENTORY

         As of June 30, 2003 and December 31, 2002, Inventory consists of the following:

                                          2003                        2002
                                 --------------------       --------------------

Raw materials                   $            514,091        $            481,798

Work in process                              159,618                      82,578
                                 --------------------       --------------------

Total Inventory                 $            673,709        $            564,376
                                 ====================       ====================


NOTE 3- INCOME TAXES

         There was sufficient net operating income for the quarter ended June 30, 2003 that $185,388 was accrued for taxes payable.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Continued)

NOTE 4- SHORT-TERM OBLIGATIONS

                                                                                June 30,                  December 31,
                                                                                 2003                       2002
                                                                             --------------              --------------
Promissory note, repayable to related parties upon
demand, including interest at 12%                                            $       97,793              $       83,482

Working Capital Loans, repayable in stock or options upon
demand including interest at 1% over prime                                                                       19,692
                                                                             --------------              --------------

Total                                                                        $       97,793              $      103,174
                                                                             ==============              ==============


The Company has a line of credit with a bank with a total amount owing of $79,200 and $0 as of June 30, 2003 and December 31, 2002 respectively. This line had a total available credit of $108,000 ($150,000 Canadian) at December 31, 2002 and was increased to $180,000 ($250,000 Canadian) in January 2003. The line is secured by certain manufacturing equipment of the Company.

NOTE 5- LONG-TERM DEBT

                                                                                   June 30,                  December 31,
                                                                                     2003                        2002
                                                                                 --------------              -------------
TDBank Samll Business loan, repayable
in monthly installments $2,861 ($3,973
Canadian), including interest at 10.15%,
maturing September 15, 2005, secured by
certain manufacturing equipment of the Company                                   $       66,626              $      70,345

Less current portion of long-term debt                                                   28,619                     24,125
                                                                                 --------------              -------------

                                                                                 $       38,007              $      46,220
                                                                                 ==============              =============

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Continued)

Principal payments due on long-term debt for each of the five years subsequent to December 31, 2002 and thereafter are as follows:

Year Ending:                Amount

------------------       -- ------------

      2003               $       24,125
      2004                       31,627
      2005                       14,593
                         -- ------------
      Total              $       70,345
                         == ============






NOTE 6- ECONOMIC DEPENDENCE

         The Company sells a substantial portion of its product to one customer. During the first two quarters of 2003 and 2002, sales to that customer aggregated 52% and 57%, respectively. During the second quarters of 2003 and 2002, sales to that customer aggregated 55% and 44%, respectively. As of June 30, 2003 and December 31, 2002, amounts due from that customer included in accounts receivable were 77% and 66%, respectively. Future operations of the Company depend on continuation of the manufacturing arrangement with that customer.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Continued)

NOTE 7- COMMITMENTS

         The Company has entered into lease agreements for its manufacturing and office facilities and certain manufacturing equipment with the Company's major shareholder and other parties. The rental charges are approximately $82,800 ($115,000 Canadian) per year for real property and $75,144 ($108,900 Canadian) per year for equipment. The real property leases expire December 31, 2003, the equipment leases expire in June 2005, February 2008, and December 2008.

The minimum future lease payments under these leases for the next five years are:

               Twelve Months                                      Real Property                    Equipment
               Ending Decembe 31
-------------- ----------------------                          -- -----------------             -- ----------------

                       2003                                    $            82,800              $           75,144
                       2004                                    $                                            75,144
                       2005                                    $                                            60,125
                       2006                                    $                                            45,108
                       2007                                    $                                            45,108
                                                               -- -----------------             -- ----------------
               Total Minimum future lease payments             $            82,800              $          300,629
                                                               == =================             == ================


         The leases generally provide that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

                             LAREDO INVESTMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Continued)

NOTE 8- STOCK INCENTIVE PLAN

         The Board of Directors has authorized and the Company has established the 2002 Non qualified Stock Option Plan. Under the plan the Company is authorized to issue up to 10,000,000 shares of the Company's common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of December 31, 2002, options to purchase 3,100,000 shares at $.20 per share have been granted and exercised. As of December 31, 2002 there are no outstanding options to purchase shares of the Company's common stock.

NOTE 9- RELATED PARTY TRANSACTIONS

Richard Pierce, CEO of Laredo and Lucretia Schanfarber, V.P Sales and Marketing of GFR Nutritionals Ltd., hold contracts with R&L Health Inc that licenses their names and images to R&L for use on certain products. Each are paid a quarterly bonus of 10% of R&L Health Inc.'s profits before income taxes, depreciation, and amortization are deducted as expenses. Total bonuses of $25,030 were accrued at June 30, 2003.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

The Company is currently working on securing additional private label manufacturing contracts. The key target for private label sales are wholesale distributors of health food nutrition products. Laredo is also pursuing opportunities for direct sales to consumers through the Internet.

Liquidity and Capital Resources

Laredo's working capital ratio was 1.64 at June 30, 2003 compared to 1.39 at Dec 31, 2002.

Current liabilities include a $97,793 promissory note payable to a party related to the major shareholder, which bears interest at 12% annually. These funds are repayable on demand however, the request for repayment occurring at this time is not expected.

Laredo has a small business loan outstanding with a balance of $66,626 as at June 30, 2003. This loan bears interest at 10.15% and matures on September 15, 2005.

Laredo acquired an additional $30,643 of manufacturing equipment in the first two quarters of 2003 in order to meet demands for new private label sales. An additional $50,000 of manufacturing equipment is expected to be purchased in 2003. New Operating and Accounting computer software costing $142,737 to June 30, 2003 was acquired, an additional $14,500 is estimated to complete the installation. Plant renovations costing $20,000 are also expected to be completed in 2003.

Results of Operations

                               For the three months ended               For the six months ended
                                        June 30,                                June 30,
                           ------------------------------------    ------------------------------------
                                2003                 2002               2003                2002
                           ----------------     ---------------    ----------------    ----------------

Sales                            1,266,278             875,917           2,392,354           2,034,891
Cost of Sales                      842,157             538,890           1,561,952           1,328,168
Gross margin                       424,121             337,027             830,402             706,723
Gross Profit Margin                 33.49%              38.48%              34.71%              34.73%
Administrative Expenses             71,298             211,980             369,613             364,691
Administrative Expenses              5.63%              24.20%              15.45%              17.92%
as a % of sales

For the three months ended June 30, 2003, sales were $390,361 higher than 2002 and are expected to continue to grow during 2003. For the six months ended June 30, 2003 sales were $357,463 higher than 2002 and are expected to continue to grow during 2003.

During the second quarter of 2003 and 2002 sales to Prairie Naturals Inc. were 51% and 56% of sales, during the six months ended June 30, 2003 and 2002 sales to Prairie Naturals Inc. were 55% and 57% of sales a wholesale distributor for which Laredo manufactures private label products. Laredo has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. distributes under the Prairie Naturals Inc. name. Laredo also has an exclusive written contract to manufacture one product that Prairie Naturals Inc. distributes for a third party private label.

Operating margins for the three months ended June 30, 2003and 2002 were 33.49% and 38.48%of sales revenue. Operating margins for the six months ended June 30, 2003and 2002 were 34.71% and 34.73%of sales revenue. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses.

General and administrative expenses for the three months ended June 30, 2003and 2002 were 5.63% and 24.20% of sales. General and administrative expenses for the six months ended June 30, 2003and 2002 were 15.45% and 17.92% of sales. Laredo anticipates realizing economies of scale as production volumes increase.

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

Recently Enacted and Proposed Regulatory Changes

From time to time, the Financial Accounting Standards Board ("FASB") issues pronouncements regarding financial accounting standards including standards regarding accounting and reporting standards for business combinations and other matters. For more information regarding the significant accounting policies and standards applicable to our operations, see the Notes to the Financial Statements.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

         None.

Item 2. Changes in Securities

         Share Issue of 98,460 on February 28, 2003 to retire $19,691.97 note.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

     31.1 Section 302 Certifications of Richard Pierce
     31.2 Section 302 Certifications of Marc Casavant
     32.1 Sarbanes-Oxley Section 906 Certification of Richard Pierce
     32.2 Sarbanes-Oxley Section 906 Certification of Marc Casavant

         The Company did not file a report on Form 8-K during the past quarter.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Laredo Investment Corp

                                  (Registrant)

DATE: August 14, 2003                                By: /s/ Richard Pierce
      ---------------------                          --------------------------
                                                     Richard Pierce
                                                     President, C.E.O., Director

DATE: August 14, 2003                                By: /s/ Marc Casavant
      ---------------------                          --------------------------
                                                     Marc Casavant
                                                     C.F.O., Director