Form 10QSB
period 2003-09-30
LAREDO INVESTMENT CORP
filed 2003-11-14
CIK 1096294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: November 14, 2003 32,398,460

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             LAREDO INVESTMENT CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                       $US

                                                                 September 30,            December 31,
                                                                     2003                     2002
                                                                ----------------         ---------------
ASSETS
Current Assets:
Cash and Cash Equivalents                                       $        36,259          $            -
Receivables                                                             615,010                 682,987
Inventory                                                               722,336                 564,376
Prepaid Expense                                                          29,193                  25,170
                                                                ----------------         ---------------
               Total Current Assets                                   1,402,798               1,272,533
                                                                ----------------         ---------------

Fixed Assets:
Manufacturing Equipment                                                 788,214                 745,400
Office Equipment                                                        188,142                  24,429
Furniture & Fixtures                                                      3,525                   3,525
Leasehold Improvements                                                   51,074                  41,814
                                                                ----------------         ---------------
                                                                      1,030,955                 815,168
Less Accumulated Depreciation                                         (215,284)               (149,147)
                                                                ----------------         ---------------
                                                                        815,671                 666,021
                                                                ----------------         ---------------

TOTAL ASSETS                                                    $     2,218,469          $    1,938,554
                                                                ================         ===============

                             LAREDO INVESTMENT CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                       $US
                                   (Continued)

                                                                September 30,                 December 31,
                                                                     2003                         2002
                                                                ---------------              ---------------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                        $      601,091               $      646,430
Bank Overdraft                                                               -                       81,276
Bank Line                                                               18,513                            -
Short-Term Loans & Notes Payable                                             -                       19,692
Related Party Loans                                                    103,653                       83,482
Shareholder Payables                                                         -                       26,658
Current Portion of Long-Term Debt                                       88,300                       60,757
                                                                ---------------              ---------------

               Total Current Liabilities                               811,557                      918,295

Long Term Debt                                                          31,328                       46,220
Lease Obligations                                                      169,331                      128,770
                                                                ---------------              ---------------

               Total Liabilities                                     1,012,216                    1,093,285
                                                                ---------------              ---------------

STOCKHOLDERS EQUITY
Common Stock - $0.001  par  value,
  100,000,000  shares  authorized,
  32,398,460 shares issued and
  outstanding at September 30, 2003.                                    32,398                       32,300
Additional Paid in Capital                                             667,644                      648,050
Currency Translation Adjustment                                         34,101                      (4,683)
Retained Earnings                                                      472,110                      169,602
                                                                ---------------              ---------------

               Total Stockholders' Equity                            1,206,253                      845,269
                                                                ---------------              ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    2,218,469               $    1,938,554
                                                                ===============              ===============

See accompanying notes.

                             LAREDO INVESTMENT CORP.
                       CONSOLIDATED STATEMENT OF OPERATION
                                   (Unaudited)
                                       $US

                                                         For the three months ended                 For the nine months ended
                                                                September 30,                              September 30,
                                                    -----------------------------------        -----------------------------------
                                                         2003                2002                   2003                2002
                                                    ---------------     ---------------        ---------------     ---------------
REVENUES
Sales                                               $    1,176,804      $      970,337         $    3,569,158      $    3,005,228
Cost of Sales                                              892,366             684,190              2,454,318           2,100,559
                                                    ---------------     ---------------        ---------------     ---------------
Gross margin                                               284,438             286,147              1,114,840             904,669
                                                    ---------------     ---------------        ---------------     ---------------
EXPENSES
  Selling & Marketing                                       48,229               3,645                 87,957              19,325
  General & Administrative                                 183,460             147,836                513,345             408,646
                                                    ---------------     ---------------        ---------------     ---------------
                                                           231,689             151,481                601,302             427,971
                                                    ---------------     ---------------        ---------------     ---------------

Net Income from Operations                                  52,749             134,666                513,538             476,698


Other Income (Expense)
  Interest, Net                                            (9,083)            (10,365)               (22,571)            (45,837)
  Currency Exchange, Net                                    12,258             (7,765)                  1,296              22,226
                                                    ---------------     ---------------        ---------------     ---------------

Net Income (Loss)
  Before Income Taxes                                       55,924             116,536                492,263             453,087
Income Tax Expense                                           4,367                   -                189,755                   -
                                                    ---------------     ---------------        ---------------     ---------------

NET INCOME (LOSS)                                          $51,557            $116,536               $302,508            $453,087
                                                    ===============     ===============        ===============     ===============

Weighted Avergae Shares Outstanding                     32,398,460          30,985,870             32,377,181          31,207,791
                                                    ===============     ===============        ===============     ===============

Earnings (Loss) Per Share                           $         0.00      $         0.00         $         0.01      $         0.01
                                                    ===============     ===============        ===============     ===============


See accompanying notes.

                             LAREDO INVESTMENT CORP.
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)
                                       $US

                                                                                     For the nine months ended
                                                                              September 30,              September 30,
                                                                             ----------------           ----------------
                                                                                  2003                       2002
                                                                             ----------------           ----------------

Cash Flows From Operating Activities
  Net Income (loss) for the period                                           $       302,508            $       453,087
Adjustments to reconcile net loss to net cash
  Provided by operationg activities
     Currency Translation Adjustment                                                  38,784                   (28,001)
     Depreciiation and Amortization                                                   66,137                     41,019
     Decrease (Increase) in Receivables                                               67,977                  (180,135)
     Decrease (Increase) in Inventory                                              (157,960)                    117,966
     Decrease (Increase) in Prepaid Expense                                          (4,023)                   (39,156)
     Increase (Decrease) in Accounts Payable & Accrued Liabilities                  (45,339)                  (272,301)
     Increase (Decrease) in Bank Overdraft                                          (81,276)                    (3,657)
                                                                             ----------------           ----------------
Net Cash Provided by (Used in) Operating Activities                                  186,808                     88,822
                                                                             ----------------           ----------------

Cash Flows From Investing Activities
     Purchase of Property and Equipment                                            (215,787)                    (3,967)
                                                                             ----------------           ----------------
Net Cash Used by Investing Activities                                              (215,787)                    (3,967)
                                                                             ----------------           ----------------

Cash Flows From Financing Activities
     Proceeds/(Payments) on Bank Line                                                 18,513                   (43,953)
     Proceeds/(Payments) on Shareholder Payables                                    (26,658)                    (6,980)
     Proceeds/(Payments) Long Terrm Debt/Lease Obligation                             73,383                   (33,922)
                                                                             ----------------           ----------------
Net Cash Provided by (Used in) Financing Activities                                   65,238                   (84,855)
                                                                             ----------------           ----------------

Increase (Decrease) in Cash                                                           36,259                          -
Cash at beginning of period                                                                -                          -
                                                                             ----------------           ----------------
Cash at End of Period                                                        $        36,259            $             -
                                                                             ================           ================
Supplemntal Disclosure of Interest and Income Taxes Paid
  Interest paid during the period                                            $        29,058            $        14,191
                                                                             ================           ================
  Income taxes paid during the period                                        $             -            $             -
                                                                             ================           ================
Supplemental Disclosure of Non-cash Investing and Financing Activities
  Manufacturing Equipment on Capital Lease                                   $        73,140            $        61,081
                                                                             ================           ================
  Shares issued in satisfaction of notes payable                             $        19,692            $       620,000
                                                                             ================           ================

See accompanying notes.

                             LAREDO INVESTMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

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

Interim Financial Statements

         The unaudited financial statements for the nine months ended September 30, 2003 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months ended September 30, 2003 and 2002. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On July 12, 2000, the Company entered into an Acquisition Agreement with WST Web Search Technologies, Inc., a Saskatchewan corporation, (WST), to acquire 100% of the outstanding common stock of WST in exchange for 10,000,000 newly issued shares of the Company's restricted common stock (3,000,000 from the treasury and 7,000,000 from the Company's President). The transaction has been recorded as a purchase. On May 7, 2002, the company rescinded the acquisition of WST. WST had no operations during the time the Company owned it. In the disposition, the Company exchanged 100% of its shares of WST in exchange for 10,000,000 shares of the Company,

                             LAREDO INVESTMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                   (Continued)

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

3,000,000 shares to be returned to the treasury and cancelled and 7,000,000 to be returned to the Company's President Richard Pierce.

         On November 1, 2000, the Company entered into an Acquisition Agreement with R & L Health, Inc. (formerly ProHealth Nutritionals Ltd.), a British Columbia corporation, (R&L), to acquire 100% of the outstanding common stock of R&L in exchange for $0.01. The transaction has been recorded as a purchase.

Principles of Consolidation

         The consolidated financial statements for September 30, 2003 include the accounts of Laredo Investment Corp. and the following wholly owned subsidiaries:

         *        GFR Nutritionals, Ltd., a British Columbia corporation

         *        Nutritionals (USA) Direct.com, a Washington corporation

         *        R&L Health Inc., a British Columbia corporation

         The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition. The results of subsidiaries disposed of during the year are consolidated through their effective dates of disposition

         All significant inter-company accounts and transactions have been eliminated.

Nature of Business

         The Company specializes in formulating, blending, encapsulating and packaging nutritional products. The Company also distributes products through its R&L Health Inc. subsidiary. The Company's operations are located in the province of British Columbia, Canada.

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

                             LAREDO INVESTMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                   (Continued)

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued

Depreciation

         Fixed assets are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

                        Asset                                             Rate
                  --------------------------------------------------------------

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

                             LAREDO INVESTMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

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

                             LAREDO INVESTMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                   (Continued)

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) per Share

The basic earnings per share have been computed by dividing the income for the period applicable to the common stock holders by the weighted average of the common shares outstanding during the period. There were no common equivalent shares outstanding at September 30, 2003 and 2002.

Stock Compensation for Non-Employees

The Company accounts for the fair value of its stock compensation grants for non-employees in accordance with FASB Statement 123. The fair value of each grant is equal to the market price of the Company's stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

NOTE 2- INVENTORY

         As of September 30, 2003 and December 31, 2002, Inventory consists of the following:

                                      2003                        2002
                               ---------------------       ---------------------

Raw materials                  $            610,428        $            481,798

Work in process                             111,908                      82,578
                               ---------------------       ---------------------

Total Inventory                $            722,336        $            564,376
                               =====================       =====================


NOTE 3- INCOME TAXES

         There was sufficient net operating income for the quarter ended September 30, 2003 that $189,775 was accrued for taxes payable.

                             LAREDO INVESTMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                   (Continued)


NOTE 4- SHORT-TERM OBLIGATIONS

                                                                                    September 30,           December 31,
                                                                                        2003                       2002
                                                                             --- --------------------    -- -------------------
Promissory note, repayable to related parties upon
demand, including interest at 12%                                            $               103,653     $              83,482

Working Capital Loans, repayable in stock or options upon
demand including interest at 1% over prime                                                         -                    19,692
                                                                             --- --------------------    -- -------------------

Total                                                                        $               103,653     $             103,174
                                                                             === ====================    == ===================


The Company has a line of credit with a bank with a total amount owing of $18,513 and $0 as of September 30, 2003 and December 31, 2002 respectively. This line had a total available credit of $111,000 ($150,000 Canadian) at December 31, 2002 and was increased to $185,000 ($250,000 Canadian) in January 2003. The line is secured by certain manufacturing equipment of the Company.

NOTE 5- LONG-TERM DEBT

                                                                                   September 30,               December 31,
                                                                                        2003                       2002
                                                                            --- ---------------------    -- -------------------
TD Bank Small Business loan, repayable
in monthly installments $2,861 ($3,973 Canadian),
including interest at 10.15%, maturing
September 15, 2005, secured by certain
manufacturing equipment of the Company                                      $                 61,557     $              70,345


Less current portion of long-term debt                                                        30,229                    24,125
                                                                            --- ---------------------    -- -------------------

                                                                            $                 31,328     $              46,220
                                                                            === =====================    == ===================

                             LAREDO INVESTMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                   (Continued)





Principal payments due on long-term debt for each of the five years subsequent to December 31, 2002 and thereafter are as follows:


               Year Ending:                                        Amount
--------------------------------------------            ----- -----------------

                   2003                                 $               24,125
                   2004                                                 31,627
                   2005                                                 14,593
                                                        ----- -----------------
                   Total                                $               70,345
                                                        ===== =================



NOTE 6- ECONOMIC DEPENDENCE

         The Company sells a substantial portion of its product to one customer. During the first three quarters of 2003 and 2002, sales to that customer aggregated 47% and 56%, respectively. During the third quarters of 2003 and 2002, sales to that customer aggregated 47% and 55%, respectively. As of September 30, 2003 and December 31, 2002, amounts due from that customer included in accounts receivable were 22% and 60%, respectively. Future operations of the Company depend on continuation of the manufacturing arrangement with that customer.

                             LAREDO INVESTMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                   (Continued)


NOTE 7- COMMITMENTS

         The Company has entered into lease agreements for its manufacturing and office facilities and certain manufacturing equipment with the Company's major shareholder and other parties. The rental charges are approximately $85,100 ($115,000 Canadian) per year for real property and $80,586 ($108,900 Canadian) per year for equipment. The real property leases expire December 31, 2003, the equipment leases expire in June 2005, February 2008, and December 2008.

The minimum future lease payments under these leases for the next five years are:

               Twelve Months                                      Real Property                    Equipment
               Ending December 31
-------------- ----------------------                          -- -----------------             -- ----------------
                       2003                                    $            85,100              $           80,596
                       2004                                                      -                          80,596
                       2005                                                      -                          64,514
                       2006                                                      -                          48,401
                       2007                                                      -                          48,401
                                                               -- -----------------             -- ----------------
               Total Minimum future lease payments             $            82,800              $          322,508
                                                               == =================             == ================

         The leases generally provide that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

                             LAREDO INVESTMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

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


NOTE 9- RELATED PARTY TRANSACTIONS

Richard Pierce, CEO of Laredo and Lucretia Schanfarber, V.P Sales and Marketing of GFR Nutritionals Ltd., hold contracts with R&L Health Inc that licenses their names and images to R&L for use on certain products. Each are paid a quarterly bonus of 10% of R&L Health Inc.'s profits before income taxes, depreciation, and amortization are deducted as expenses. Total bonuses of $61,119 were accrued or paid at September 30, 2003.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

The Company is currently working on securing additional private label manufacturing contracts. The key target for private label sales are wholesale distributors of health food nutrition products. Laredo is also pursuing opportunities for direct sales to consumers through the Internet.

Liquidity and Capital Resources

Laredo's working capital ratio was 1.73 at September 30, 2003 compared to 1.39 at Dec 31, 2002.

Current liabilities include a $103,653 promissory note payable to a party related to the major shareholder, which bears interest at 12% annually. These funds are repayable on demand, however the request for repayment occurring at this time is not expected.

Laredo has a small business loan outstanding with a balance of $61,557 as at September 30, 2003. This loan bears interest at 10.15% and matures on September 15, 2005.

Laredo acquired an additional $55,359 of manufacturing equipment in the first three quarters of 2003 in order to meet demands for new private label sales. An additional $45,000 of manufacturing equipment is expected to be purchased in 2003. New Operating and Accounting computer software costing $153,478 to September 30, 2003 was acquired, an additional $10,000 is estimated to complete the installation. Plant renovations costing $9,254 were incurred in the first three quarters and $10,000 are also expected to be completed in 2003.

Results of Operations

                               For the three months ended              For the nine months ended
                                       September 30,                          September 30,
                           ------------------------------------    ------------------------------------
                                2003                 2002               2003                2002
                           ----------------     ---------------    ----------------    ----------------
Sales                            1,176,804             970,337           3,569,158           3,005,228
Cost of Sales                      892,366             684,190           2,454,318           2,100,559
Gross margin                       284,438             286,147           1,114,840             904,669
Gross Profit Margin                 24.17%              29.49%              31.24%              30.10%
Administrative Expenses            231,689             151,481             601,302             427,971
Administrative Expenses             19.68%              15.61%              16.85%              14.24%
as a % of sales

For the three months ended September 30, 2003, sales were $206,467 higher than 2002 and are expected to continue to grow during 2003. For the nine months ended September 30, 2003 sales were $563,930 higher than 2002 and are expected to continue to grow during 2003.

During the third quarter of 2003 and 2002 sales to Prairie Naturals Inc. were 47% and 56% of sales, during the nine months ended September 30, 2003 and 2002 sales to Prairie Naturals Inc. were 47% and 55% of sales a wholesale distributor for which Laredo manufactures private label products. Laredo has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. distributes under the Prairie Naturals Inc. name. Laredo also has an exclusive written contract to manufacture one product that Prairie Naturals Inc. distributes for a third party private label. As in prior years, due the cyclical nature of Prairie Naturals Inc. business, sales levels were low in the third quarter but are expected to increase to prior period levels for the next quarter.

Operating margins for the three months ended September 30, 2003 and 2002 were 24.17% and 29.49%of sales revenue. Operating margins for the nine months ended September 30, 2003and 2002 were 31.24% and 30.10% of sales revenue. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses. Operating margins for the quarter are less than previous quarters because production overhead per unit manufactured increased do to smaller production runs. These small runs were necessary to meet short term demand for a new customer's product line.
Production runs have now been increased to minimum levels so that fixed production overheads are spread out over longer production runs.

General and administrative expenses for the three months ended September 30, 2003 and 2002 were 19.68% and 15.61% of sales. General and administrative expenses for the nine months ended September 30, 2003and 2002 were 16.98% and 14.24% of sales. Laredo anticipates realizing economies of scale as production volumes increase.

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

         Share Issue of 98,460 on February 28, 2003 to retire $19,691.97 note.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information

         The Board of Directors of Laredo through a corporate resolution has removed Ms. Lucretia Schanfarber as a Director and Officer of Laredo. This action was made pursuant to the Bylaws of Laredo and was deemed in the best interest of Laredo at this time. Ms. Schanfarber has also received notice as per her contract of employment and will be terminated December 31, 2003.


Item 6. Exhibits and Reports on Form 8-K

         The Company did not file a report on Form 8-K during the past quarter.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Laredo Investment Corp

                                  (Registrant)

DATE: November 14, 2003                              By: /s/ Richard Pierce
      ---------------------                          ---------------------------

                                                     Richard Pierce
                                                     President, C.E.O., Director


DATE: November 14, 2003                              By: /s/  Marc Casavant
      ---------------------                          ---------------------------
                                                     Marc Casavant
                                                     C.F.O., Director