Form 10KSB
period 2003-12-31
LAREDO INVESTMENT CORP
filed 2004-04-14
CIK 1096294

U.S. Securities and Exchange Commission

                              Washington, Dc 20549

                                   Form 10-KSB


           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2003
                                             -----------------

                        Commission file number 000-27959

                             LAREDO INVESTMENT CORP.
                             -----------------------
                 (Name of small business issuer in its charter)


           Nevada                                     77-0517964
--------------------------------            ------------------------------------
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

         Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

         Issuer's revenues for its most recent fiscal year, were $5,042,189.

         Issuer's Common Shares outstanding at December 31, 2003 was 32,398,460. The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 25, 2003 was $1,300,369, computed based on the average bid and asked price of such common equity as of December 31, 2003.

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

Documents Incorporated by Reference:  Certain exhibits

Item 1.           Description of Business.

Business Development

Laredo Investment Corp. (Laredo) was incorporated under the laws of the State of Nevada on December 18, 1996. Laredo ceased all operating activities during the period from December 18, 1996 to July 9, 1999 and was considered dormant. On July 9, 1999, Laredo obtained a Certificate of renewal from the State of Nevada. From July 9, 1999 to January 21, 2000, Laredo was in the development stage.

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

Narrative Description of the Business

GFR Nutritionals Ltd., Laredo's wholly owned subsidiary is an established manufacturer of quality nutritional supplement products. GFR Nutritionals Ltd, operates a full service manufacturing facility that produces natural-source nutritional, vitamin, mineral, herbal sports nutrition products and over the counter pharmaceutical products which are sold on a private label basis to wholesale and retail clients. R&L Health Inc., Laredo's wholesale division markets products manufactured by GFR to mass market retailers.

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

Currently, Laredo manufactures nutritional supplements under private label contracts with wholesale distributors. During 2003 and 2002, one private label customer has comprised 49% and 58%, respectively of Laredo's sales.

Laredo's primary goal is to achieve a level of annual revenues in excess of $6.5 million by the fiscal year ended 2004 resulting from expanded marketing efforts and vertical integration through acquisitions and expansion into new markets. Laredo is also pursing opportunities to market direct sales to consumers through the Internet.

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


Item 2.           Description of Property.

Laredo's operations are located in a building that is owned by a major shareholder. The lease agreement is for a two year term ending December 31, 2005. Under the terms of the lease agreement, the monthly rent charge is approximately $3,750 ($5,000 Canadian), and Laredo is responsible for paying the property taxes, utility charges, and any costs of repair and maintenance. Any repairs and maintenance expenses paid for by the landlords are required to be reimbursed by Laredo at cost plus 15%. All other terms are consistent with those standard to lease agreements.

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

During 2002, Laredo entered into a lease agreement for warehouse space. The lease is month to month with a six month notice of termination clause. Under the terms of the lease agreement, the monthly rent charge is approximately $4,125 ($5,500 Canadian).


Item 3.           Legal Proceedings.

None


Item 4.           Submission of Matters to a Vote of Security Holders.

No matters were submitted for a vote of security holders of Laredo during the fourth quarter of the fiscal year ended December 31, 2003.

                                     Part II


Item 5.           Market for Common Equity and Related Stockholder Matter.

Market Information

Since December 17, 1999 Laredo's stock has been listed for sale on the OTC Electronic Bulletin Board under the symbol LRDI. The high and low bid prices of the Common Stock of Laredo have been as follows:


        Period                                 High                Low
-----------------------                 ------------------  ------------------
      1st Qtr 2002                      $            0.060  $            0.035
      2nd Qtr 2002                                   0.045               0.030
      3rd Qtr 2002                                   0.060               0.030
      4th Qtr 2002                                   0.037               0.020

      1st Qtr 2003                      $            0.160  $            0.020
      2nd Qtr 2003                                   0.180               0.040
      3rd Qtr 2003                                   0.160               0.050
      4th Qtr 2003                                   0.170               0.070

The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

Holders

There were approximately 18 holders of Laredo's 32,398,460 shares of common stock outstanding as of December 31, 2003.

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

Liquidity and Capital Resources

Laredo's working capital ratio was 1.52 at December 31, 2003 compared to 1.39 at December 31, 2002. Key contributing factors for this change were the approximate $52,000 increase in accounts receivable, a $466,000 increase in inventory, decrease in short-term notes payable of approximately $20,000 which was satisfied by issuing 98,460 shares of common stock, a decrease of approximately $27,000 in the bank overdraft and a decrease in shareholder s payables of approximately $27,000.

Current liabilities include as of December 31, 2003 and 2002, $114,416 and $83,482 promissory note payable to a party related to the major shareholder, which bears interest at 12% annually. These funds are repayable on demand however, the request for repayment occurring at this time is not expected.

Laredo has a small business loan outstanding with a balance of $56,455 and $70,345 as at December 31, 2003 and 2002. This loan bears interest at 10.15% and matures on March 15, 2004.

Laredo acquired an additional $43,000 of manufacturing equipment in 2003 in order to meet demands for new private label sales. An additional $125,000 of manufacturing equipment is expected to be needed in 2004. Plant renovations costing $9,400 were finished in 2003. Laredo is also expected to spend $20,000 for plant renovations to be completed in 2004. Laredo acquired new software during 2003 at a cost of $183,000. Increased sales volumes will also necessitate hiring additional operations, sales and administrative personnel.

Results of Operations


                                                2003                2002
                                         ------------------  ------------------
Sales                                    $        5,042,189  $        3,936,595
Cost of Sales                                     3,712,178           2,619,412
Gross Profit                                      1,330,011           1,317,183
Gross Profit Margin                                   26.38%              33.46%
Administrative Expenses                             889,320             903,139
Administrative Expenses as a % of sales               17.64%              22.94%

For the year ended December 31, 2003, sales were approximately $1,105,594 higher than 2002 and are expected to continue to grow during 2004. During 2003 and 2002 49% and 58% of sales, respectively were to Prairie Naturals Inc., a wholesale distributor for which Laredo manufactures private label products. Laredo has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. distributes under the Prairie Naturals Inc. name. Laredo also has an exclusive written contract to manufacture one product that Prairie Naturals Inc, distributes for a third party private label.

Operating margins in 2003 were 26.38% of sales revenue, 7.08% lower than 2002. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses. General and administrative expenses were 17.64% of sales in 2003, 5.3% lower than 2003. Management attributes the increase in costs of sales to manufacturing equipment downtime and a markdown on inventory during 2003.

Laredo anticipates realizing economies of scale as production volumes increase. Selling and marketing expenses increased during 2003 due to Laredo's plan to expand marketing efforts.

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

Contents                                                                    Page

Independent Auditor's Report...............................................F - 1
                          Consolidated Balance Sheets
 December 31, 2003 and 2002................................................F - 2
                 Consolidated Statements of Operations for the
 Years Ended December 31, 2003 and 2002....................................F - 4
             Consolidated Statement of Stockholders' Equity for the
 Years Ended December 31, 2003 and 2002....................................F - 5
                 Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2003 and 2002...................................F - 6
Notes to Consolidated Financial Statements.................................F - 7

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with accountants on accounting and financial disclosure.

                                    Part III


Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.

Business Experience Of Management

Richard Pierce, Age 43, President and CEO

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

Marc Casavant, Age 41, Chief Financial Officer

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

RoseMarie Pierce, Age 54, Director

Ms. Pierce has been owner operator of Sunstreams Health Foods in Calgary ALTA since 1998, and from 1995 to 1998 worked as a pharmacist at various locations for Coop Super Markets in Calgary ALTA.

Audit Committee Financial Expert

         The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."


Item 10.          Executive Compensation.

Summary Compensation Table

For the year ended December 31, 2003 and 2002, the President and CEO received in compensation $72,000 ($96,000Canadian) and $60,775 ($96,000 Canadian) and $7,200
($9,600 Canadian) and $6,028 ($9,600 Canadian) in Automobile allowance pursuant to an oral agreement.

Laredo has not granted any options to Directors, Officers, or Key Personnel.

Compensation Of Directors

The members of Laredo's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

Item 11.         Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Management and Certain Beneficial Owners holding five percent or greater of the 32,398,460 shares of common stock outstanding as of December 31, 2003.

      Title of                  Name and Address                     Amount and Nature                  % of
       Class                  of Beneficial Owner                 of Beneficial Ownership              Class
--------------------  ------------------------------------  -----------------------------------  ------------------
Common                Richard Pierce (1)                                             17,100,000              52.94%
                      President, CEO, Director

                      Lucretia Schanfarber (1)                                        1,900,000               5.88%

                      All officers and Directors                                     17,100,000              52.94%
                      as a Group (3 persons)

(1) c/o Suite 11405 - 201A Street, Maple Ridge, British Columbia V2X 0Y3


Item 12.   Certain Relationships and Related Transactions.

As at December 31, 2003 and 2002, accounts payable include approximately $0 ($0 Canadian) and $26,658 ($42,109 Canadian) owing to a major shareholder.

Current liabilities include a $114,416 promissory note payable to a party related to the major shareholder, which bears interest at 12% annually. These funds are repayable on demand however, the request for repayment occurring at this time is not expected.

Laredo's operations are located in a building that is owned by a major shareholder and his parents. The lease agreement is for a two year term ending December 31, 2005. Under the terms of the lease agreement, the monthly rent charge is approximately $45,000 ($60,000 Canadian) per year and Laredo is responsible for paying the property taxes, utility charges, and any costs of repair and maintenance. Any repairs and maintenance expenses paid for by the landlords are required to be reimbursed by Laredo at cost plus 15%. All other terms are consistent with those standard to lease agreements.

Laredo has also entered into a lease agreement for certain manufacturing equipment with the Company's major shareholder and other parties. The rental charges are approximately $32,648 ($43,531 Canadian) per year and expires June 30, 2005.

Richard Pierce, CEO of Laredo and Lucretia Schanfarber hold contracts with R&L Health Inc that licenses their names and images to R&L for use on certain products. Each are paid a quarterly bonus of 10% of R&L Health Inc. profits before income taxes, depreciation, and amortization are deducted as expenses. As of December 31,2003 and 2002, $105,192 and $0 in bonuses have been paid and $30,743 and $0 have been accrued.

Item 13.          Exhibits and Reports on Form 8-K.

The following documents are filed as part of this report under Part II, Item 8:

Exhibits as required by Item 601 of Regulation S-B

Exhibit Number             Description

         3.1               Articles of Incorporation as amended (1)

         3.2               Bylaws (1)

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Incorporated by reference to Laredo's report on Form 10SB12G dated November 5, 1999

(b) Reports of Form 8-K

         On November 2, 2003, the Company filed a Current Report, to announce the removal of Mr. Lucretia Schanfarber as member of the board of directors under Item 6.

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

Item 15. Principal Accountants Fees and Services

         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2003 and 2002:


Service                                    2003                2002
--------------------------------    ------------------   -----------------
Audit Fees                          $           14,850   $          20,685
Audit Related Services                               -                   -
Tax Fees                                             -                 110
All Other Fees                                       -                   -
                                    ------------------   -----------------
Total                               $           14,850   $          20,795
                                    ==================   =================


Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors The Audit Committee is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee pre-approved 100% of the Company's 2003 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO INVESTMENT CORP.


Dated: April 13, 2004



/s/ RICHARD PIERCE
Richard Pierce, President and C.E.O.


/s/ MARC CASAVANT
Marc Casavant, Chief Financial Officer

/s/ ROSEMARIE PIERCE
RoseMarie Pierce, Director

                             LAREDO INVESTMENT CORP.
                                AND SUBSIDIARIES

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2003 AND 2002

                                    CONTENTS


                                                                          Page

Independent Auditor's Report..............................................F - 1

Consolidated Balance Sheets
  December 31, 2003 and 2002..............................................F - 2

Consolidated Statements of Operations for the
  Years Ended December 31, 2003 and 2002..................................F - 4

Consolidated Statement of Stockholders' Equity for the
  Years Ended December 31, 2003 and 2002..................................F - 5

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2003 and 2002..................................F - 6

Notes to Consolidated Financial Statements................................F - 7

                          INDEPENDENT AUDITOR'S REPORT


Laredo Investment Corp. And Subsidiaries


         We have audited the accompanying consolidated balance sheets of Laredo Investment Corp. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, and stockholders' equity for the two years ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laredo Investment Corp. and Subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the two years ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

                                                    Respectfully submitted



                                                    /s/ Robison, Hill & Co
                                                    Certified Public Accountants

Salt Lake City, Utah
April 13, 2004

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                                          December 31,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                    $                -  $                -
Accounts Receivable                                                                     735,323             682,987
Inventory                                                                             1,030,190             564,376
Prepaid expense                                                                           4,518              25,170
                                                                             ------------------  ------------------

     Total Current Assets                                                             1,770,031           1,272,533
                                                                             ------------------  ------------------

Fixed Assets:
Manufacturing Equipment                                                                 356,990             343,713
Office Equipment                                                                        222,503              24,429
Furniture & Fixtures                                                                      3,525               3,525
Leasehold improvements                                                                   51,443              41,814
Property Held Under Capital Lease                                                       432,928             401,687
                                                                             ------------------  ------------------
                                                                                      1,067,389             815,168
Less Accumulated Depreciation                                                          (244,503)           (149,147)
                                                                             ------------------  ------------------
                                                                                        822,886             666,021
                                                                             ------------------  ------------------

     TOTAL ASSETS                                                            $        2,592,917  $        1,938,554
                                                                             ==================  ==================

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)




                                                                                          December 31,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                                     $          881,250  $          646,430
Bank Overdraft                                                                           54,463              81,276
Bank Line                                                                                30,800                   -
Short-Term Loans & Notes Payable                                                              -              19,692
Related Party Loans                                                                     114,416              83,482
Shareholder Payables                                                                          -              26,658
Current Portion of Obligations Under Capital Leases                                      62,333
Current Portion Long-Term Debt                                                           24,275              60,757
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        1,167,537             918,295
                                                                             ------------------  ------------------

Long-Term Debt                                                                           32,180              46,220
Lease Obligations                                                                       159,737             128,770
Deferred Tax Liability                                                                  157,540              83,944
                                                                             ------------------  ------------------

     Total Liabilities                                                                1,516,994           1,177,229
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 100,000,000
   shares authorized, 32,398,460 and 32,300,000 shares
   issued and outstanding at December 31, 2003 and 2002.                                 32,398              32,300
Additional Paid-in Capital                                                              667,643             648,050
Currency Translation Adjustment                                                          85,427              (4,683)
Retained Earnings (Deficit)                                                             290,455              85,658
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                       1,075,923             761,325
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $        2,592,917  $        1,938,554
                                                                             ==================  ==================




   The accompanying notes are an integral part of these financial statements.

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                       For The Year Ended
                                                                                          December 31,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------
REVENUES
Sales                                                                        $        5,042,189  $        3,936,595
Cost of Sales                                                                         3,712,178           2,619,412
                                                                             ------------------  ------------------
Gross Margin                                                                          1,330,011           1,317,183

EXPENSES
   Selling & Marketing                                                                  113,487              21,452
   General & Administrative                                                             291,879             538,049
   Consulting                                                                           100,532              44,575
   Depreciation Expense                                                                  95,356              50,766
   Salaries & Wages                                                                     288,066             248,297
                                                                             ------------------  ------------------
                                                                                        889,320             903,139
                                                                             ------------------  ------------------

Net Income from Operations                                                              440,691             414,044
                                                                             ------------------  ------------------

Other Income (Expense)
   Interest, Net                                                                        (45,863)            (57,789)
   Currency Exchange, Net                                                                 1,483               9,433
                                                                             ------------------  ------------------

Net Income (Loss) Before Income Taxes                                                   396,311             365,688
Income Tax (Expense) Benefit                                                           (191,514)           (109,284)
                                                                             ------------------  ------------------

NET INCOME (LOSS)                                                            $          204,797  $          256,404
                                                                             ==================  ==================

Basic Earnings (Loss) Per Share                                              $             0.01  $            0.01
                                                                             ==================  ==================

Weighted Average Shares Outstanding                                                  32,382,706          31,806,849
                                                                             ==================  ==================







The accompanying notes are an integral part of these financial statements.

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                           Cumulative     Retained
                                                    Common Stock             Paid-In      Translation    Earnings /
                                                 Shares       Par Value      Capital       Adjustment     (Deficit)        Total
                                              -----------    -----------    -----------   -----------    -----------    -----------
Balance at December 31, 2001 ..............    32,200,000    $    32,200    $    28,150   $    28,262    $  (170,746)   $   (82,134)
                                              -----------    -----------    -----------   -----------    -----------    -----------

May 7, 2002, WST shares
cancelled and returned to treasury ........    (3,000,000)        (3,000)         3,000          --             --             --

June 30, 2002, shares issued
as payment of short-term notes
payable ...................................     3,100,000          3,100        616,900          --             --          620,000

Net Income ................................          --             --             --            --          256,404        256,404
Currency Translation ......................          --             --             --         (32,945)          --          (32,945)
                                              -----------    -----------    -----------   -----------    -----------    -----------
Total Comprehensive Income ................          --             --             --         (32,945)       256,404        223,459
                                              -----------    -----------    -----------   -----------    -----------    -----------

Balance at December 31, 2002 ..............    32,300,000         32,300        648,050        (4,683)        85,658        761,325

February 28, 2003, Shares Issued
to retire note payable ....................        98,460             98         19,593          --             --           19,691

Net Income ................................          --             --             --            --          204,797        204,797
Currency Translation ......................          --             --             --          90,110           --           90,110
                                              -----------    -----------    -----------   -----------    -----------    -----------
Total Comprehensive Income ................          --             --             --          90,110        204,797        294,907
                                              -----------    -----------    -----------   -----------    -----------    -----------

Balance at December 31, 2003 ..............    32,398,460    $    32,398    $   667,643   $    85,427    $   290,455    $ 1,075,923
                                              ===========    ===========    ===========   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For The Year Ended
                                                                                          December 31,
                                                                              -------------------------------------
                                                                                     2003               2002
                                                                              ------------------ ------------------
Cash Flows From Operating Activities
   Net income (loss) for the period                                           $          204,797 $          256,404
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Currency Translation Adjustment                                                      90,110            (32,945)
     Depreciation and Amortization                                                        95,356             54,932
     Decrease (Increase) in Receivables                                                  (52,336)          (101,315)
     Decrease (Increase) in Inventory                                                   (465,814)            11,674
     Decrease (Increase) in Prepaid Expense                                               20,652            (21,214)
     Increase in Accounts Payable & Accrued Liabilities                                  265,753           (134,597)
     Increase (Decrease) in Bank Overdraft                                               (26,813)            10,205
     Increase in Deferred Tax Liability                                                   73,596             83,944
                                                                              ------------------ ------------------
Net Cash Provided by (Used in) Operating Activities                                      205,301            127,088
                                                                              ------------------ ------------------

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                   (252,221)           (47,420)
                                                                              ------------------ ------------------
Net Cash Used by Investing Activities                                                   (252,221)           (47,420)
                                                                              ------------------ ------------------

Cash Flows From Financing Activities
   Proceeds/Payments on Bank Line                                                         30,800            (43,953)
   Proceeds (Payments) Shareholder Payables                                              (26,658)            18,336
   Proceeds (Payments) Long-term Debt/Capital Lease Obligations                           42,778            (54,051)
                                                                              ------------------ ------------------
Net Cash Provided by (Used in) Financing Activities                                       46,920            (79,668)
                                                                              ------------------ ------------------

Increase (Decrease) in Cash                                                                    -                  -
Cash at beginning of period                                                                    -                  -
                                                                              ------------------ ------------------
Cash at End of Period                                                         $                - $                -
                                                                              ================== ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                           $           29,058  $           57,789
                                                                             ==================  ==================
   Income taxes paid during the period                                       $           28,651  $                -
                                                                             ==================  ==================

Supplemental Disclosure of Non-cash Investing and Financing Activities:
   Equipment acquired through Capital Lease                                  $           73,140  $          124,110
   Stock issued as payment on short-term notes payable                       $           19,691  $          620,000
                                                                             ==================  ==================


   The accompanying notes are an integral part of these financial statements.

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002


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

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

         On November 1, 2000, the Company entered into an Acquisition Agreement with R & L Health, Inc., a British Columbia corporation, (R&L), to acquire 100% of the outstanding common stock of R&L in exchange for $0.01. The transaction was recorded as a purchase.

Principles of Consolidation

         The consolidated financial statements for December 31, 2003 and the year ended include the accounts of Laredo Investment Corp. and the following wholly owned subsidiaries:

*        GFR Nutritionals, Ltd., a British Columbia corporation
*        Nutritionals(USA) Direct.com, a Washington corporation
*        R & L Health, Inc.,  a British Columbia corporation

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

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)


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

Advertising Costs

         Advertising is expenses as incurred.

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Foreign currency remeasurment/translation

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

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2002  financial statements to conform with the 2003 presentation.

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2003 and 2002.

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

NOTE 2 - ACCOUNTS RECEIVABLE

         As of December 31, 2003 and 2002, accounts receivable consisted of the following:

                                                          2003               2002
                                                   ------------------  -----------------

Accounts Receivable                                $          817,480  $         757,441
Less: Allowance for Doubtful Accounts                         (82,157)           (74,454)
                                                   ------------------  -----------------

Total Accounts Receivable                          $          735,323  $         682,987
                                                   ==================  =================

         The allowance for doubtful accounts is based on management estimate of 75% of receivables over 120 days outstanding.

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 3 - INVENTORY

         Inventory is valued at lower of cost or market. As of December 31, 2003 and, 2002, inventory consists of the following:

                                                   2003                2002
                                            ------------------  ------------------
Raw materials                               $          861,276  $          481,798

Work in process                                        168,914              82,578
                                            ------------------  ------------------

Total Inventory                             $        1,030,190  $          564,376
                                            ==================  ==================

NOTE 4 - INCOME TAXES

         The provision for income taxes consists of Canadian federal and provincial and territorial income tax. The provision consists of the following:

Current:                                             2003                 2002
                                               -----------------   ------------------

   Canadian Income Tax                         $         117,918   $           25,340
   Deferred tax liability                                 73,596               83,944
                                               -----------------   ------------------

   Income tax expense                          $         191,514   $          109,284
                                               =================   ==================

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax liability of $157,540 and $83,944 as of December 31, 2003 and 2002. The deferred tax liability is the result of excess depreciation for income tax purposes over the amount for financial reporting purposes.

         The difference between the effective income tax rate and the federal statutory income tax rate on the income (loss) from continuing operations are presented below:

                                                                                    2003                2002
                                                                             ------------------  ------------------

Expense at the federal statutory rate of 37.62%                              $          149,092  $          137,572
Deferred Tax Liability                                                                   73,596              83,944
Benefits from Net Operating Loss and Other                                              (31,174)           (112,232)
                                                                             ------------------  ------------------

Effective Tax Expense                                                        $          191,514  $          109,284
                                                                             ==================  ==================

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)


NOTE 5 - RELATED PARTY TRANSACTIONS

         As at December 31, 2003 and 2002, shareholder payables include approximately $0 and $26,658 ($42,109 Canadian) owing to a major shareholder.

         Richard Pierce, CEO of Laredo and Lucretia Schanfarber hold contracts with R&L Health Inc that licenses their names and images to R&L for use on certain products. Each are paid a quarterly bonus of 10% of R&L Health Inc. profits before income taxes, depreciation, and amortization are deducted as expenses. As of December 31, 2003 and 2002, $105,192 and $0 in bonuses have been paid and $30,743 and $0 have been accrued.

NOTE 6 - SHORT-TERM OBLIGATIONS

                                                                                December 31,        December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------
Promissory note, repayable to related parties upon
   demand, including interest at 12%                                         $          114,416  $           83,482

Working Capital Loans, repayable in stock or options upon
    demand including interest at 1% over prime (9.5%)                                         -              19,692
                                                                             ------------------  ------------------

Total                                                                        $          114,416  $          103,174
                                                                             ==================  ==================

         The Company has a line of credit with a bank with a total amount owing of $30,800 and $0 as of December 31, 2003 and 2002, respectively. This line carries an interest rate of prime plus 1.5 and a total available credit of
$94,961  ($150,000  Canadian)  at  December  31,  2002  and  $192,500  ($250,000
Canadian) as of December 31, 2003. The line is secured by certain manufacturing equipment of the Company.

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)


NOTE 7 - LONG-TERM DEBT

                                                                                December 31,        December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------
TDBank Small  Business  loan,  repayab
  le in monthly  instalments  $2,515 ($3,973
  Canadian),  including interest at 10.15%,
  maturing September 15, 2005, secured by certain
  manufacturing equipment of the Company                                     $           56,455  $           70,345

Less current portion of long-term debt                                                   24,275              24,125
                                                                             ------------------  ------------------

                                                                             $           32,180  $           46,220
                                                                             ==================  ==================

         Principal payments due on long-term debt for each of the five years subsequent to December 31, 2003 and thereafter are as follows:


       Year ending:                Amount
---------------------------  ------------------

           2004              $           24,275
           2005                          32,180
           2006                               -
           2007                               -
           2008                               -
                             ------------------
        Thereafter
           Total             $           56,455
                             ==================


NOTE 8 - ECONOMIC DEPENDENCE

         The Company sells a substantial portion of its product to one customer. During 2003 and 2002, sales to that customer aggregated 49% and 58%, respectively. As of December 31, 2003 and 2002, amounts due from that customer included in accounts receivable were 68% and 66%, respectively. Future operations of the Company depend on continuation of the manufacturing arrangement with that customer.

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 9 - COMMITMENTS

         The Company has entered into a lease agreements for its manufacturing and office facilities and certain manufacturing equipment with the Company's major shareholder and other parties. The rental charges are approximately $45,000 ($60,000 Canadian) per year for real property and $81,675 ($108,900 Canadian) per year for equipment. The real property lease expires December 31, 2003, and the equipment lease expires June 2005 through December 2008.

         The assets and liabilities under capital leases are recorded at the fair value of the asset. The assets are depreciated over the lower of their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2003 and 2002.

         Following is a summary of property held under capital leases:

                                                                      2003                2002
                                                               ------------------  ------------------
Manufacturing Equipment                                        $          432,928  $          401,687
Less: Accumulated Depreciation                                            (34,339)            (14,607)
                                                               ------------------  ------------------

Net Assets Held Under Capital Lease                            $          398,589  $          387,080
                                                               ==================  ==================

         The minimum future lease payments under these leases for the next five years are:

    Ending December 31:                                          Real Property         Equipment
----------------------------                                   ------------------  -----------------
      2004                                                     $                -  $          62,333
      2005                                                                      -             67,097
      2006                                                                      -             50,338
      2007                                                                      -             50,338
      2008                                                                      -             19,508
                                                               ------------------  -----------------
      Net Minimum Lease Payments                                                -            249,614
      Less: Amount Representing Interest                                        -            (97,404)
                                                               ------------------  -----------------
      Present Value of Net Minimum Lease Payment               $                -  $         152,210
                                                               ==================  =================

         The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

         During 2002, the Company entered into a lease agreement for warehouse space. The lease is month to month with a six month notice of termination clause. Under the terms of the lease agreement, the monthly rent charge is approximately $4,125 ($5,500 Canadian).

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 10 - STOCK INCENTIVE PLAN

         The Board of Directors has authorized and the Company has established the 2000 Incentive and Non-qualified Stock Option Plan. Under the plan the Company is authorized to issued up to 6,000,000 shares of the Company's common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of December 31, 2003, no options have been granted.