Form 10QSB
period 2004-03-31
LAREDO INVESTMENT CORP
filed 2004-05-17
CIK 1096294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

          For the transition period from ______________to ____________


                        Commission file number 000-27959

                             Laredo Investment Corp.
        (Exact name of small business issuer as specified in its charter)


                       Nevada                            77-0517964
         --------------------------------------------------------------
            (State or other jurisdiction               (IRS Employer
         of incorporation or organization)           Identification No.)

        Suite 11405 - 201A Street, Maple Ridge, British Columbia V2X 0Y3
                    (Address of principal executive offices)

                                 (604) 460-8440
                            Issuer's telephone number


(Former name, former address and former fiscal year, if changed since last report.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2004 32,398,460


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                                (Unaudited)
                                                                                 March 31,          December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                    $                -  $                -
Accounts Receivable, Net                                                                779,204             735,323
Inventory                                                                             1,160,587           1,030,190
Prepaid expense                                                                           4,401               4,518
                                                                             ------------------  ------------------

     Total Current Assets                                                             1,944,192           1,770,031
                                                                             ------------------  ------------------

Fixed Assets:
Manufacturing Equipment                                                                 379,353             356,990
Office Equipment                                                                        223,981             222,503
Furniture & Fixtures                                                                      3,525               3,525
Leasehold improvements                                                                   51,443              51,443
Property Held Under Capital Lease                                                       432,928             432,928
                                                                             ------------------  ------------------
                                                                                      1,091,230           1,067,389
Less Accumulated Depreciation                                                          (271,571)           (244,503)
                                                                             ------------------  ------------------
                                                                                        819,659             822,886
                                                                             ------------------  ------------------

     TOTAL ASSETS                                                            $        2,763,851  $        2,592,917
                                                                             ==================  ==================

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                                (Unaudited)
                                                                                 March 31,          December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                                     $        1,180,138  $          881,250
Bank Overdraft                                                                           53,032              54,463
Bank Line                                                                                93,750              30,800
Related Party Loans                                                                     114,812             114,416
Current Portion of Obligations Under Capital Leases                                      62,678              62,333
Current Portion Long-Term Debt                                                           32,137              24,275
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        1,536,547           1,167,537
                                                                             ------------------  ------------------

Non-Current Liabilities:
Long-Term Debt                                                                           15,305              32,180
Lease Obligations                                                                       139,162             159,737
Deferred Tax Liability                                                                  153,448             157,540
                                                                             ------------------  ------------------

     Total Non-Current Liabilities                                                      307,915             349,457
                                                                             ------------------  ------------------

     Total Liabilities                                                                1,844,462           1,516,994
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 100,000,000
   shares authorized, 32,398,460 issued and outstanding
   at March 31, 2004 and December 31, 2003                                               32,398              32,398
Additional Paid-in Capital                                                              667,643             667,643
Currency Translation Adjustment                                                          29,255              85,427
Retained Earnings (Deficit)                                                             190,093             290,455
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         919,389           1,075,923
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $        2,763,851  $        2,592,917
                                                                             ==================  ==================


   The accompanying notes are an integral part of these financial statements.

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                   For the Three Months Ended
                                                                                           March 31,
                                                                             --------------------------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------
REVENUES
Sales                                                                        $        1,200,654  $        1,126,076
Cost of Sales                                                                           907,280             719,795
                                                                             ------------------  ------------------
Gross Margin                                                                            293,374             406,281

EXPENSES
   Selling & Marketing                                                                   82,051               9,294
   General & Administrative                                                             100,849             167,966
   Consulting                                                                            41,643              37,091
   Depreciation Expense                                                                  27,068              13,261
   Salaries & Wages                                                                     104,605              70,703
                                                                             ------------------  ------------------
                                                                                        356,216             298,315
                                                                             ------------------  ------------------

Net Income (Loss) from Operations                                                       (62,842)            107,966
                                                                             ------------------  ------------------

Other Income (Expense)
   Interest, Net                                                                        (12,358)               (358)
   Currency Exchange, Net                                                                13,514              26,520
                                                                             ------------------  ------------------

Net Income (Loss) Before Income Taxes                                                   (61,686)            134,128
Income Tax (Expense) Benefit                                                            (38,676)            (53,965)
                                                                             ------------------  ------------------

NET INCOME (LOSS)                                                            $         (100,362) $           80,163
                                                                             ==================  ==================

Basic Earnings (Loss) Per Share                                              $                -  $                -
                                                                             ==================  ==================

Weighted Average Shares Outstanding                                                  32,398,460          32,365,640
                                                                             ==================  ==================





   The accompanying notes are an integral part of these financial statements.

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For The Three Months Ended
                                                                                            March 31,
                                                                              -------------------------------------
                                                                                    2004                2003
                                                                              -----------------  ------------------
Cash Flows From Operating Activities
   Net income (loss) for the period                                           $        (100,362) $           80,163
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Currency Translation Adjustment                                                    (56,172)             18,920
     Depreciation and Amortization                                                       27,068              13,261
     Decrease (Increase) in Receivables                                                 (43,881)             12,386
     Decrease (Increase) in Inventory                                                  (130,397)           (198,366)
     Decrease (Increase) in Prepaid Expense                                                 117             (37,621)
     Increase in Accounts Payable & Accrued Liabilities                                 299,284             176,781
     Increase (Decrease) in Bank Overdraft                                               (1,431)            (52,137)
     Increase in Deferred Tax Liability                                                  (4,092)                  -
                                                                              -----------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                      (9,866)             13,387
                                                                              -----------------  ------------------

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                   (23,841)            (68,092)
                                                                              -----------------  ------------------
Net Cash Used by Investing Activities                                                   (23,841)            (68,092)
                                                                              -----------------  ------------------

Cash Flows From Financing Activities
   Proceeds/Payments on Bank Line                                                        62,950                   -
   Proceeds (Payments) Shareholder Payables                                                   -             (26,658)
   Proceeds (Payments) Long-term Debt/Capital Lease Obligations                         (29,243)             81,363
                                                                              -----------------  ------------------
Net Cash Provided by (Used in) Financing Activities                                      33,707              54,705
                                                                              -----------------  ------------------

Increase (Decrease) in Cash                                                                   -                   -
Cash at beginning of period                                                                   -                   -
                                                                              -----------------  ------------------
Cash at End of Period                                                         $               -  $                -
                                                                              =================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                            $          12,358  $            3,235
                                                                              =================  ==================
   Income taxes paid during the period                                        $               -  $                -
                                                                              =================  ==================

Supplemental Disclosure of Non-cash Investing and Financing Activities:
   Equipment acquired through Capital Lease                                   $               -  $           73,140
                                                                              =================  ==================
   Stock issued as payment on short-term notes payable                        $               -  $                -
                                                                              =================  ==================


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

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


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

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


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

Advertising Costs

         Advertising is expenses as incurred.

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


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

NOTE 2 - ACCOUNTS RECEIVABLE

         As of March 31, 2004 and December 31, 2003, accounts receivable consisted of the following:

                                                       March 31,       December 31,
                                                          2004               2003
                                                   ------------------  -----------------

Accounts Receivable                                $          859,227  $         817,480
Less: Allowance for Doubtful Accounts                         (80,023)           (82,157)
                                                   ------------------  -----------------

Total Accounts Receivable                          $          779,204  $         735,323
                                                   ==================  =================

         The allowance for doubtful accounts is based on management estimate of 75% of receivables over 120 days outstanding.

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3 - INVENTORY

         Inventory is valued at lower of cost or market. As of March 31, 2004 and December 31, 2003, inventory consists of the following:

                                                March 31,          December 31
                                                   2004                2003
                                            ------------------  ------------------
Raw materials                               $          880,162  $          861,276
Work in process                                        128,380             168,914
Finished Goods                                         152,045                   -
                                            ------------------  ------------------

Total Inventory                             $        1,160,587  $        1,030,190
                                            ==================  ==================

NOTE 4 - INCOME TAXES

         The provision for income taxes consists of Canadian federal and provincial and territorial income tax. The provision consists of the following:

                                                             March 31,
Current:                                             2004                 2003
                                               -----------------   ------------------
   Canadian Income Tax                         $         (38,676)  $          (53,965)
   Deferred tax liability                                      -                    -
                                               -----------------   ------------------

   Income tax benefit (expense)                $         (38,676)  $          (53,965)
                                               =================   ==================

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax liability of $153,448 and $157,540 as of March 31, 2004 and December 31, 2003. The deferred tax liability is the result of excess depreciation for income tax purposes over the amount for financial reporting purposes.

         The difference between the effective income tax rate and the federal statutory income tax rate on the income (loss) from continuing operations are presented below:

                                                                                           March 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------

Expense at the federal statutory rate of 37.62%                              $          (38,676) $          (53,965)
Deferred Tax Liability                                                                        -                   -
Benefits from Net Operating Loss and Other                                                    -                   -
                                                                             ------------------  ------------------

Effective Tax Benefit (Expense)                                              $          (38,676) $          (53,965)
                                                                             ==================  ==================

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS

         As at March 31, 2004 and December 31, 2003 and 2002, shareholder payables include approximately $0 owing to a major shareholder.

         Richard Pierce, CEO of Laredo and Lucretia Schanfarber hold contracts with R&L Health Inc that licenses their names and images to R&L for use on certain products. Each are paid a quarterly bonus of 10% of R&L Health Inc. profits before income taxes, depreciation, and amortization are deducted as expenses. As of March 31, 2004 and 2003, $23,855 and $0 were accrued or paid. As of April 1, 2003 Ms. Schanfarber is no longer being paid this licence fee as her name and image has been removed from all products.

NOTE 6 - SHORT-TERM OBLIGATIONS

                                                                                 March 31,          December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
Promissory note, repayable to related parties upon
   demand, including interest at 12%                                         $          114,812  $          114,416

         The Company has a line of credit with a bank with a total amount owing of $93,750 and $30,800 as of March 31, 2004 and December 31, 2003, respectively. This line carries an interest rate of prime plus 1.5 and a total available credit of $192,500 ($250,000 Canadian) as of December 31, 2003. The line is secured by certain manufacturing equipment of the Company.

NOTE 7 - LONG-TERM DEBT

                                                                                 March 31,          December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
TDBank Small  Business  loan,  repayable in monthly  instalments  $2,515 ($3,973
  Canadian),  including interest at 10.15%, maturing September 15, 2005, secured by certain
  manufacturing equipment of the Company                                     $           47,442  $           56,455

Less current portion of long-term debt                                                   32,137              24,275
                                                                             ------------------  ------------------

                                                                             $           15,305  $           32,180
                                                                             ==================  ==================

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7 - LONG-TERM DEBT (Continued)

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
                             ==================


NOTE 8 - ECONOMIC DEPENDENCE

         The Company sells a substantial portion of its product to one customer. During the first quarter of 2004 and 2003, sales to that customer aggregated 50% and 59%, respectively. As of March 31, 2004 and 2003, amounts due from that customer included in accounts receivable were 75% and 48%, respectively. Future operations of the Company depend on continuation of the manufacturing arrangement with that customer.

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

                    LAREDO INVESTMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9 - COMMITMENTS (Continued)

         Following is a summary of property held under capital leases:

                                                                   March 31,          December 31,
                                                                      2004                2003
                                                               ------------------  ------------------
Manufacturing Equipment                                        $          432,928  $          432,928
Less: Accumulated Depreciation                                            (41,405)            (34,339)
                                                               ------------------  ------------------

Net Assets Held Under Capital Lease                            $          391,523  $          398,589
                                                               ==================  ==================

         The minimum future lease payments under these leases for the next five years are:

    Ending December 31:                                          Real Property         Equipment
----------------------------                                   ------------------  -----------------
      2004                                                     $                -  $          62,333
      2005                                                                      -             67,097
      2006                                                                      -             50,338
      2007                                                                      -             50,338
      2008                                                                      -             19,508
                                                               ------------------  -----------------
      Net Minimum Lease Payments                                                -            249,614
      Less: Amount Representing Interest                                        -            (97,404)
                                                               ------------------  -----------------
      Present Value of Net Minimum Lease Payment               $                -  $         152,210
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

NOTE 10 - STOCK INCENTIVE PLAN

         The Board of Directors has authorized and the Company has established the 2000 Incentive and Non-qualified Stock Option Plan. Under the plan the Company is authorized to issued up to 6,000,000 shares of the Company's common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of March 31, 2004 no options have been granted.

 Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

The Company is currently working on securing additional private label manufacturing contracts. The key target for private label sales are wholesale distributors of health food nutrition products. Laredo is also pursuing opportunities for direct sales to consumers through the Internet.

Liquidity and Capital Resources

Laredo's working capital ratio was 1.27 at March 31, 2004 compared to 1.52 at Dec 31, 2003.

Current liabilities include an $114,812 promissory note payable to a party related to the major shareholder, which bears interest at 12% annually. These funds are repayable on demand, however the request for repayment occurring at this time is not expected.

Laredo has a small business loan outstanding with a balance of $47,442 as at March 31, 2004. This loan bears interest at 10.15% and matures on September 15, 2005.

Laredo acquired an additional $23,841 of manufacturing equipment in the first quarter of 2004 in order to meet demands for new private label sales. An additional $45,000 of manufacturing equipment is expected to be purchased in 2004.

Results of Operations

                                                            For the Three Months Ended
                                                                    March 31,
                                                             2004                2003
                                                      ------------------- -------------------

Sales                                                        $ 1,200,654         $ 1,126,076
Cost of Sales                                                    907,280             719,795
                                                      ------------------- -------------------
Gross Margin                                                     293,374             406,281
                                                      ------------------- -------------------
Gross Profit Margin                                               24.44%              36.08%
Administrative Expenses                                          356,216             298,315
                                                      ------------------- -------------------
Administrative Expenses as a % of Sales                           29.67%              26.50%


For the three months ended March 31, 2004, sales were $74,578 higher than 2003 and are expected to continue to grow during 2004.

During the first quarter of 2004 and 2003 sales to Prairie Naturals Inc. were 50% and 47% respectively. Laredo has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. and distributes under the Prairie Naturals Inc. name. Laredo also has an exclusive written contract to manufacture one product that Prairie Naturals Inc. distributes for a third party private label.

Operating margins for the three months ending March 31, 2004 and 2003 were 24.44% and 36.08% of sales revenue. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses. Operating margins for the quarter are less than the same quarter for 2003 in part because of the increase in costs associated with initial runs of new products and the completion of jobs with lower margins in general.

General and administrative expenses for the three months ended March 31, 2004 and 2003 were 29.67% and 26.50% of sales. Laredo anticipates realizing economies of scale as production volumes increase. This will be reflected favorably in the future by decreasing the percentage of sales for these expenses.

The net loss of $100,362 for the first quarter was almost entirely due to delays in invoicing contracts that should have been completed in the last quarter of 2003 and the first quarter of 2004. These contracts have been completed and invoiced in the second quarter of 2004 and their positive contribution to net income will be recognized in that quarter.



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

Laredo Investment Corp

(Registrant)

DATE: May 14, 2004                                   By: /s/ Richard Pierce
      ---------------------                          ---------------------------

                                                     Richard Pierce
                                                     President, C.E.O., Director


DATE: May 14, 2004                                   By: /s/  Marc Casavant
      ---------------------                          ---------------------------
                                                     Marc Casavant
                                                     C.F.O., Director