Form 10QSB
period 2004-06-30
GFR PHARMACEUTICALS INC
filed 2004-08-12
CIK 1096294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEEXCHANGE
ACT

For the transition period from ______________to ____________

Commission file number 000-27959

GFR Pharmaceuticals, Inc.
(Exact >name of small business issuer as specified in its charter)

Nevada	77-0517964
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 11405 — 201A Street, Maple Ridge, British Columbia V2X 0Y3
(Address of principal executive offices)

(604) 460-8440
Issuer’s telephone number

Laredo Investment Corp.
(Former name, former address and former fiscal year, if changed since last report.)

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2004 1,079,949

        Transitional Small Business Disclosure Format (check one). Yes    ; No  X

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly LAREDO INVESTMENT CORP.)
CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$--	$--
Accounts Receivable, Net	1,093,260	735,323
Inventory	1,192,781	1,030,190
Prepaid expense	10,125	4,518

Total Current Assets	2,296,166	1,770,031

Fixed Assets:
Manufacturing Equipment	588,900	356,990
Office Equipment	231,689	222,503
Furniture & Fixtures	3,954	3,525
Leasehold improvements	56,001	51,443
Property Held Under Capital Lease	324,695	432,928

	1,205,239	1,067,389
Less Accumulated Depreciation	(317,301)	(244,503)

	887,938	822,886

TOTAL ASSETS	$3,184,104	$2,592,917

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly LAREDO INVESTMENT CORP.)
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited) June 30, 2004	December 31, 2003
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities	$1,147,286	$881,250
Bank Overdraft	123,704	54,463
Bank Line	220,084	30,800
Related Party Loans	117,657	114,416
Current Portion of Obligations Under Capital Leases	64,368	62,333
Current Portion Long-Term Debt	32,781	24,275

Total Current Liabilities	1,705,880	1,167,537

Non-Current Liabilities:
Long-Term Debt	6,718	32,180
Lease Obligations	121,557	159,737
Deferred Tax Liability	152,640	157,540

Total Non-Current Liabilities	280,915	349,457

Total Liabilities	1,986,795	1,516,994

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 100,000,000
shares authorized, 1,079,949 issued and outstanding
at June 30, 2004 and December 31, 2003	1,080	1,080
Additional Paid-in Capital	698,961	698,961
Currency Translation Adjustment	151,548	85,427
Retained Earnings (Deficit)	345,720	290,455

Total Stockholders' Equity	1,197,309	1,075,923

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,184,104	$2,592,917

The accompanying notes are an integral part of these financial statements.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly LAREDO INVESTMENT CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES
Sales	$1,643,059	$1,266,278	$2,843,713	$2,392,354
Cost of Sales	1,084,225	708,427	1,991,505	1,525,448

Gross Margin	558,834	557,851	852,208	866,906
EXPENSES
Selling & Marketing	47,145	30,434	129,196	39,728
General & Administrative	140,302	118,827	241,151	131,280
Consulting	38,551	28,536	80,194	51,509
Depreciation Expense	30,732	23,244	57,800	36,504
Salaries & Wages	94,603	76,393	199,208	147,096

	351,333	277,434	707,549	406,117

Net Income (Loss) from Operations	207,501	280,417	144,659	460,789

Other Income (Expense)
Interest, Net	(14,965)	(13,130)	(27,323)	(13,488)
Currency Exchange, Net	(13,367)	(37,482)	147	(10,962)

Net Income (Loss) Before Income Taxes	179,169	229,805	117,483	436,339
Income Tax (Expense) Benefit	(23,542)	(131,423)	(62,218)	(185,388)

NET INCOME (LOSS)	$155,627	$98,382	$55,265	$250,951

Basic & Diluted Earnings Per Share	$0.15	$0.10	$0.06	$0.24

Weighted Average Shares Outstanding	1,079,949	1,079,949	1,079,949	1,079,060

The accompanying notes are an integral part of these financial statements.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly LAREDO INVESTMENT CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities
Net income (loss) for the period	$55,265	$250,951
Adjustments to reconcile net loss to net cash
Provided by operating activities
Currency Translation Adjustment	69,363	37,091
Depreciation and Amortization	72,798	36,504
Decrease (Increase) in Receivables	(357,937)	(115,953)
Decrease (Increase) in Inventory	(162,591)	(109,333)
Decrease (Increase) in Prepaid Expense	(5,607)	(5,545)
Increase in Accounts Payable & Accrued Liabilities	266,036	(124,510)
Increase (Decrease) in Bank Overdraft	69,241	67,178
Increase (Decrease) in Deferred Tax Liability	(4,901)	--

Net Cash Provided by (Used in) Operating Activities	1,667	36,383

Cash Flows From Investing Activities
Purchase of Property and Equipment	(137,850)	(173,380)

Net Cash Used by Investing Activities	(137,850)	(173,380)

Cash Flows From Financing Activities
Proceeds/Payments on Bank Line	189,284	79,200
Proceeds (Payments) Shareholder Payables	--	(26,658)
Proceeds (Payments) Long-term Debt/Capital Lease Obligations	(53,101)	84,455

Net Cash Provided by (Used in) Financing Activities	136,183	136,997

Increase (Decrease) in Cash	--	--
Cash at beginning of period	--	--

Cash at End of Period	$--	$--

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$27,323	$10,401

Income taxes paid during the period	$15,200	$--

Supplemental Disclosure of Non-cash Investing and Financing Activities
Equipment acquired through Capital Lease	$--	$73,140

Stock issued as payment on short-term notes payable	$--	$--

The accompanying notes are an integral part of these financial statements.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly LAREDO INVESTMENT CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for GFR Pharmaceuticals, Inc. and Subsidiaries (Formerly Laredo Investment Corp.) is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

        On January 21, 2000, Laredo entered into an Acquisition Agreement with GFR Pharma, Ltd. (Formerly GFR Nutritionals, Ltd.), a British Columbia corporation, (GFR), Richard Pierce and Lucretia Schanfarber (the GFR Majority Shareholders) to acquire their shares representing 100% of the outstanding common stock of GFR in exchange for 19,000,000 newly issued shares of Laredo’s restricted common stock. The transaction was recorded as a reverse acquisition. GFR was incorporated in March 1997 as Helm Developments Ltd. In June 1998, the Company formally changed its name to GFR Nutritionals Ltd. GFR was 100% owned by the President and CEO, Richard Pierce from inception until January 17, 2000, when a 10% interest was acquired by Lucretia Schanfarber. Business operations began in October 1998 after acquiring manufacturing equipment and arranging to manufacture nutritional supplements under a private label contract.

        On June 21, 2000, the Company entered into an Acquisition Agreement with Nutritionals (USA) Direct.Com, a Washington corporation, (NDC), to acquire 100% of the outstanding common stock of NDC in exchange for $1,000. The transaction has been recorded as a purchase. NDC operations were wound down in October 2002 and the company became dormant.

        On November 1, 2000, the Company entered into an Acquisition Agreement with GFR Health, Inc. (Formerly R & L Health, Inc.), a British Columbia corporation, (R&L), to acquire 100% of the outstanding common stock of GFR Health, Inc. in exchange for $0.01. The transaction was recorded as a purchase.

        On April 5, 2004 GFR Nutritionals Ltd. and R&L Health Inc changed their names to GFR Pharma Ltd. and GFR Health Inc. respectively.

        On August 9, 2004, Laredo Investment Corp. changed its name to GFR Pharmaceuticals, Inc.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly LAREDO INVESTMENT CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

        The consolidated financial statements include the accounts of GFR Pharmaceuticals, Inc. (Formerly) Laredo Investment Corp. and the following wholly owned subsidiaries:

*	GFR Pharma Ltd. (Formerly GFR Nutritionals, Ltd.), a British Columbia corporation
*	Nutritionals(USA) Direct.com, a Washington corporation
*	GFR Health, Inc. (Formerly R & L Health, Inc.), a British Columbia corporation

        All significant inter-company accounts and transactions have been eliminated.

Nature of Business

        The Company specializes in formulating, blending, encapsulating and packing nutritional products. The Company also distributes products through its GFR Health Inc. subsidiary. The Company’s operations are located in the province of British Columbia, Canada.

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

Advertising Costs

        Advertising is expenses as incurred.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly LAREDO INVESTMENT CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company has adopted the Financial Accounting Standards Board SFAS No., 121, “Accounting for the Impairment of Long-lived Assets.” SFAS No. 121 addresses the accounting for (i) impairment of long-lived assets, certain identified intangibles and goodwill related to assets to be held and used, and (ii) long-live lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the used of the asset and its eventual disposition (un-discounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

Foreign Currency Translation

        The Company’s functional currency is the Canadian dollar and the reporting currency is the U.S. Dollar. All elements of financial statements are translated using a current exchange rate. For assets and liabilities, the exchange rate at the balance sheet date is used. Stockholders’ Equity is translated using the historical rate. For revenues, expenses, gains and losses the weighted average exchange rate for the period is used. Translation gains and losses are included as a separate component of stockholders’ equity. Gain and losses resulting from foreign currency transactions are included in net income.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly LAREDO INVESTMENT CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income Taxes

        The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassifications

        Certain reclassifications have been made in the 2003 financial statements to conform with the 2004 presentation.

Earnings (Loss) per Share

        Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2004 and 2003.

Stock Compensation for Non-Employees

        The Company accounts for the fair value of its stock compensation grants for non-employees in accordance with FASB Statement 123. The fair value of each grant is equal to the market price of the Company’s stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly LAREDO INVESTMENT CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2 — ACCOUNTS RECEIVABLE

        As of June 30, 2004 and December 31, 2003, accounts receivable consisted of the following:

	June 30, 2004	December 31, 2003
Accounts Receivable	$1,153,142	$817,480
Less: Allowance for Doubtful Accounts	(59,882)	(82,157)

Total Accounts Receivable	$1,093,260	$735,323

        The allowance for doubtful accounts is based on management estimate of 75% of receivables over 120 days outstanding.

NOTE 3 — INVENTORY

        Inventory is valued at lower of cost or market. As of June 30, 2004 and December 31, 2003, inventory consists of the following:

	June 30, 2004	December 31 2003
Raw materials	$1,015,973	$861,276
Work in process	119,138	168,914
Finished Goods	57,670	--

Total Inventory	$1,192,781	$1,030,190

NOTE 4 — INCOME TAXES

        The provision for income taxes consists of Canadian federal and provincial and territorial income tax. For the three and six months ended June 30, 2004, income tax expense has been estimated as $23,542 and $62,218, respectively. For the same periods in 2003, it was estimated as $131,423 and $185,388.

        Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax liability of $152,640 and $157,540 as of June 30, 2004 and December 31, 2003. The deferred tax liability is the result of excess depreciation for income tax purposes over the amount for financial reporting purposes.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly LAREDO INVESTMENT CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5 — RELATED PARTY TRANSACTIONS

        As of June 30, 2004 and December 31, 2003, shareholder payables include approximately $0 owing to a major shareholder.

        Richard Pierce, CEO of Laredo and Lucretia Schanfarber hold contracts with R&L Health Inc that licenses their names and images to R&L for use on certain products. Each are paid a quarterly bonus of 10% of R&L Health Inc. profits before income taxes, depreciation, and amortization are deducted as expenses. As of June 30, 2004 and 2003, $31,289 and $0 were accrued or paid.

        As of April 1, 2004, Ms. Schanfarber is no longer being paid this licence fee as her name and image has been removed from all products.

NOTE 6 — SHORT-TERM OBLIGATIONS

	June 30, 2004	December 31, 2003
Promissory note, repayable to related parties upon
demand, including interest at 12%	$117,657	$114,416

        The Company has a line of credit with a bank with a total amount owing of $220,084 and $30,800 as of June 30, 2004 and December 31, 2003, respectively. This line carries an interest rate of prime plus 1.5 and a total available credit of $192,500 ($250,000 Canadian) as of December 31, 2003. The line is secured by certain manufacturing equipment of the Company.

NOTE 7 — LONG-TERM DEBT

	June 30, 2004	December 31, 2003
TDBank Small Business loan, repayable
in monthly instalments $2,515 ($3,973 Canadian),
including interest at 10.15%, maturing
September 15, 2005, secured by certain
manufacturing equipment of the Company	$39,499	$56,455
Less current portion of long-term debt	32,781	24,275

	$6,718	$32,180

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly LAREDO INVESTMENT CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7 — LONG-TERM DEBT (Continued)

        Principal payments due on long-term debt for each of the five years subsequent to December 31, 2003 and thereafter are as follows:

Year ending:	Amount
2004	$24,275
2005	32,180
2006	--
2007	--
2008	--

Thereafter
Total	$56,455

NOTE 8 — ECONOMIC DEPENDENCE

        The Company sells a substantial portion of its product to one customer. During the first two quarters of 2004 and 2003, sales to that customer aggregated 54% and 52%, respectively. As of June 30, 2004 and December 31, 2003, amounts due from that customer included in accounts receivable were 64% and 75%, respectively. Future operations of the Company depend on continuation of the manufacturing arrangement with that customer.

NOTE 9 — COMMITMENTS

        The Company has entered into a lease agreements for its manufacturing and office facilities and certain manufacturing equipment with the Company’s major shareholder and other parties. The rental charges are approximately $86,250 ($115,000 Canadian) per year for real property and $81,675 ($108,900 Canadian) per year for equipment. The real property lease expires December 31, 2004, and the equipment lease expires June 2005 through December 2008.

        The assets and liabilities under capital leases are recorded at the fair value of the asset. The assets are depreciated over the lower of their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2004 and 2003.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly LAREDO INVESTMENT CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 9 — COMMITMENTS (Continued)

        Following is a summary of property held under capital leases:

	June 30, 2004	December 31, 2003
Manufacturing Equipment	$324,695	$432,928
Less: Accumulated Depreciation	(32,762)	(34,339)

Net Assets Held Under Capital Lease	$291,933	$398,589

        The minimum future lease payments under these leases for the next five years are:

Ending December 31:	Real Property	Equipment
2004	86,250	$62,333
2005	--	67,097
2006	--	50,338
2007	--	50,338
2008	--	19,508

Net Minimum Lease Payments	--	249,614
Less: Amount Representing Interest	--	(97,404)

Present Value of Net Minimum Lease Payment	$--	$152,210

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

NOTE 10 — STOCK INCENTIVE PLAN

        The Board of Directors has authorized and the Company has established the 2000 Incentive and Non-qualified Stock Option Plan. Under the plan the Company is authorized to issued up to 6,000,000 shares of the Company’s common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of June 30, 2004, no options have been granted.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly LAREDO INVESTMENT CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

SUBSEQUENT EVENTS

        On August 9, 2004, the Company changed its name from Laredo Investment Corp. To GFR Pharmaceuticals, Inc. In addition, a retroactive 30:1 reverse stock split was approved by shareholders. All references to stock in the accompanying 2004 and 2003 financial statements reflect this stock split.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operations

The Company is currently working on securing additional private label manufacturing contracts. The key target for private label sales are wholesale distributors of health food nutrition products. GFR Pharmaceuticals, Inc. (GFR) (Formerly Laredo Investment Corp.) is also pursuing opportunities for direct sales to consumers through the Internet. GFR has entered into the OTC (Over the Counter) drug market with the introduction of Acetaminophen and A.S.A. products but has no signed contracts at this time.

Liquidity and Capital Resources

GFR’s working capital ratio was 1.35 at June 30, 2004 compared to 1.52 at December 31, 2003.

Current liabilities include an $117,657 promissory note payable to a party related to the major shareholder, which bears interest at 12% annually. These funds are repayable on demand, however the request for repayment occurring at this time is not expected. Current Liabilities also include a bank line of credit with a total amount due of $220,084 as of June 30, 2004. This line carries an interest rate of prime plus 1.5% and is secured by certain manufacturing equipment.

GFR has a small business loan outstanding with a balance of $39,499 as at June 30, 2004. This loan bears interest at 10.15% and matures on September 15, 2005.

GFR acquired an additional $25,979 of manufacturing equipment in the first two quarters of 2004 in order to meet demands for new private label sales. An additional $45,000 of manufacturing equipment is expected to be purchased in 2004.

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Sales	$1,643,059	$1,266,278	$2,843,713	$2,392,354
Cost of Sales	1,084,225	708,427	1,991,505	1,525,448

Gross Margin	558,834	557,851	852,208	866,906
Gross Profit Percentage	34.02%	44.05%	29.97%	36.24%
Selling and Marketing Expenses	47,145	30,434	129,196	39,728
Selling Expense as a % of Sales	2.87%	2.41%	4.55%	1.66%
Admin. and Other Expenses	304,188	247,000	578,353	366,389
Admin Expenses as a % of Sales	18.51%	19.51%	20.34%	15.32%

For the six months ended June 30, 2004, sales were $451,359 higher than 2003 and are expected to continue to grow during 2004.

During the first two quarters of 2004 and 2003 sales to Prairie Naturals Inc. were 54% and 52% respectively. GFR has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. and distributes under the Prairie Naturals Inc. name. GFR also has an exclusive written contract to manufacture one product that Prairie Naturals Inc. distributes for a third party private label.

Operating margins for the three and six months ending June 30, 2004 were 34.02% and 29.97% and for the same periods in 2003 44.05% and 36.24% of sales revenue. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses. Operating margins for the quarter are less than the same period for 2003 in part because of the increase in costs associated with initial runs of new products and the completion of jobs with lower margins in general. Margins for the Over the Counter Drug products will continue to be low until the tablet bulk is produced by GFR Pharma Ltd. and not purchased from suppliers.

Selling and Marketing expenses for the three and six months ending June 30, 2004 were 2.87% and 4.55% of sales and for the same periods in 2003 were 2.41% and 1.66%. The increase in selling and marketing expenses is due to listing fees and promotional campaigns for GFR Health Inc. Benefits from promotional campaigns will vary in their effectiveness but should help increase sales for GFR Health Inc. over the following quarters. There are no new Marketing and Sales initiatives planned for the remainder of 2004.

Administrative and other expenses for the three and six months ended June 30, 2004 were 18.51% and 20.34% of sales and for the same periods in 2003 were 19.51% and 15.32%. GFR anticipates realizing economies of scale as production volumes increase. This will be reflected favorably in the future by decreasing the percentage of sales for these expenses.

Effect of Inflation

GFR does not anticipate any financial impact, whether beneficial or detrimental, as a result of inflation.

Item 3. Controls and Procedures

        The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i)	this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

(ii)	the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form l0-Q.

        There have been no significant changes in the Company’s internal controls or in other factors since the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

      None.

Item 2. Changes in Securities

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information

The Board of Directors of GFR through a corporate resolution has removed Ms. Lucretia Schanfarber as a Director and Officer of GFR. This action was made pursuant to the Bylaws of Laredo and was deemed in the best interest of GFR at this time. Ms. Schanfarber has also received notice as per her contract of employment and will be terminated December 31, 2003. Ms. Schanfarber has signed a release and received a one-time payment of $15,902.86CDN in consideration for any past or future claim against Laredo or any of its subsidiaries.

Item 6. Exhibits and Reports on Form 8-K

        The Company did not file a report on Form 8-K during the past quarter.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GFR Pharmaceuticals
(Registrant)

DATE: August 12 , 2004	By: /s/ Richard Pierce Richard Pierce President, C.E.O., Director
DATE: August 12, 2004	By: /s/ Marc Casavant Marc Casavant C.F.O., Director