Form 10QSB
period 2004-09-30
GFR PHARMACEUTICALS INC
filed 2004-11-15
CIK 1096294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004
                                              -------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

          For the transition period from ______________to ____________


                        Commission file number 000-27959
                                               ----------

                            GFR Pharmaceuticals Corp.
                           --------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2004 1,079,949


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                               September 30,        December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash and Cash Equivalents                                                    $                -  $                -
Accounts Receivable, Net                                                              1,000,781             735,323
Inventory                                                                             1,384,021           1,030,190
Prepaid expense                                                                          10,737               4,518
                                                                             ------------------  ------------------

     Total Current Assets                                                             2,395,539           1,770,031
                                                                             ------------------  ------------------

Fixed Assets:
Manufacturing Equipment                                                                 546,387             356,990
Office Equipment                                                                        259,148             222,503
Furniture & Fixtures                                                                      4,703               3,525
Leasehold improvements                                                                   61,408              51,443
Property Held Under Capital Lease                                                       432,927             432,928
                                                                             ------------------  ------------------
                                                                                      1,304,573           1,067,389
Less Accumulated Depreciation                                                          (364,430)           (244,503)
                                                                             ------------------  ------------------
                                                                                        940,143             822,886
                                                                             ------------------  ------------------

     TOTAL ASSETS                                                            $        3,335,682  $        2,592,917
                                                                             ==================  ==================

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                                (Unaudited)
                                                                               September 30,        December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                                     $        1,226,688  $          881,250
Bank Overdraft                                                                          113,514              54,463
Bank Line                                                                               280,876              30,800
Related Party Loans                                                                     128,591             114,416
Current Portion of Obligations Under Capital Leases                                      61,754              62,333
Current Portion Long-Term Debt                                                           41,403              24,275
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        1,852,826           1,167,537
                                                                             ------------------  ------------------

Non-Current Liabilities:
Long-Term Debt                                                                           30,865              32,180
Lease Obligations                                                                       119,166             159,737
Deferred Tax Liability                                                                  161,877             157,540
                                                                             ------------------  ------------------

     Total Non-Current Liabilities                                                      311,908             349,457
                                                                             ------------------  ------------------

     Total Liabilities                                                                2,164,734           1,516,994
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 100,000,000
   shares authorized, 1,079,949 issued and outstanding
   at September 30, 2004 and December 31, 2003                                            1,080               1,080
Additional Paid-in Capital                                                              698,961             698,961
Currency Translation Adjustment                                                         227,689              85,427
Retained Earnings (Deficit)                                                             243,218             290,455
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                       1,170,948           1,075,923
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $        3,335,682  $        2,592,917
                                                                             ==================  ==================



   The accompanying notes are an integral part of these financial statements.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     For the Three Months Ended         For the Nine Months Ended
                                                           September 30,                      September 30,
                                                 ---------------------------------- ----------------------------------
                                                       2004             2003              2004              2003
                                                 ---------------- ----------------- ----------------  ----------------
REVENUES
Sales                                            $      1,109,409 $       1,176,804 $      3,953,122  $      3,569,158
Cost of Sales                                             820,979           892,366        2,812,484         2,454,318
                                                 ---------------- ----------------- ----------------  ----------------
Gross Margin                                              288,430           284,438        1,140,638         1,114,840

EXPENSES
   Selling & Marketing                                     29,660            48,229          158,856            87,957
   General & Administrative                               131,227            81,604          372,378           176,380
   Consulting                                              37,923            14,678          118,117            66,187
   Depreciation Expense                                    31,422            29,633           89,222            66,137
   Salaries & Wages                                       114,122            57,545          313,330           204,641
                                                 ---------------- ----------------- ----------------  ----------------
                                                          344,354           231,689        1,051,903           601,302
                                                 ---------------- ----------------- ----------------  ----------------

Net Income (Loss) from Operations                         (55,924)           52,749           88,735           513,538
                                                 ---------------- ----------------- ----------------  ----------------

Other Income (Expense)
   Interest, Net                                          (14,940)           (9,083)         (42,263)          (22,571)
   Currency Exchange, Net                                     143            12,258                4             1,296
                                                 ---------------- ----------------- ----------------  ----------------

Net Income (Loss) Before Income Taxes                     (70,721)           55,924           46,476           492,263
Income Tax (Expense) Benefit                              (31,495)           (4,367)         (93,713)         (189,755)
                                                 ---------------- ----------------- ----------------  ----------------

NET INCOME (LOSS)                                $       (102,216)$          51,557 $        (47,237) $        302,508
                                                 ================ ================= ================  ================

Basic & Diluted Earnings Per Share               $         (0.10) $          (0.05) $         (0.04)  $           0.28
                                                 ================ ================= ================  ================

Weighted Average Shares Outstanding                     1,079,949         1,079,949        1,079,949         1,079,239
                                                 ================ ================= ================  ================






   The accompanying notes are an integral part of these financial statements.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    For The Nine Months Ended
                                                                                          September 30,
                                                                              -------------------------------------
                                                                                    2004                2003
                                                                              -----------------  ------------------
Cash Flows From Operating Activities
   Net income (loss) for the period                                           $         (47,237) $          302,508
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Currency Translation Adjustment                                                    142,262              38,784
     Depreciation and Amortization                                                      119,927              66,137
     Decrease (Increase) in Receivables                                                (265,458)             67,977
     Decrease (Increase) in Inventory                                                  (353,831)           (157,960)
     Decrease (Increase) in Prepaid Expense                                              (6,219)             (4,023)
     Increase in Accounts Payable & Accrued Liabilities                                 345,438             (45,339)
     Increase (Decrease) in Bank Overdraft                                               59,051             (81,276)
     Increase (Decrease) in Deferred Tax Liability                                        4,337                   -
                                                                              -----------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                      (1,730)            186,808
                                                                              -----------------  ------------------

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                  (237,184)           (215,787)
                                                                              -----------------  ------------------
Net Cash Used by Investing Activities                                                  (237,184)           (215,787)
                                                                              -----------------  ------------------

Cash Flows From Financing Activities
   Proceeds/Payments on Bank Line                                                       250,076              18,513
   Proceeds (Payments) Shareholder Payables                                              14,175             (26,658)
   Proceeds (Payments) Long-term Debt/Capital Lease Obligations                         (25,337)             73,383
                                                                              -----------------  ------------------
Net Cash Provided by (Used in) Financing Activities                                     238,914              65,238
                                                                              -----------------  ------------------

Increase (Decrease) in Cash                                                                   -              36,259
Cash at beginning of period                                                                   -                   -
                                                                              -----------------  ------------------
Cash at End of Period                                                         $                 -$           36,259
                                                                              =================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                            $          42,263  $           29,058
                                                                              =================  ==================
   Income taxes paid during the period                                        $          15,200  $                -
                                                                              =================  ==================

Supplemental Disclosure of Non-cash Investing and Financing Activities
   Equipment acquired through Capital Lease                                   $               -  $           73,140
                                                                              =================  ==================
   Stock issued as payment on short-term notes payable                        $               -  $                -
                                                                              =================  ==================

   The accompanying notes are an integral part of these financial statements.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for GFR Pharmaceuticals, Inc. and Subsidiaries (Formerly Laredo Investment Corp.) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Foreign Currency Translation

         The Company's functional currency is the Canadian dollar and the reporting currency is the U.S. Dollar. All elements of financial statements are translated using a current exchange rate. For assets and liabilities, the exchange rate at the balance sheet date is used. Stockholders' Equity is translated using the historical rate. For revenues, expenses, gains and losses the weighted average exchange rate for the period is used. Translation gains and losses are included as a separate component of stockholders' equity. Gain and losses resulting from foreign currency transactions are included in net income.

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2004 and 2003.

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

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - ACCOUNTS RECEIVABLE

         As of September 30, 2004 and December 31, 2003, accounts receivable consisted of the following:


                                          September 30,     December 31,
                                               2004               2003
                                        ------------------  -----------------

Accounts Receivable                     $        1,064,287  $         817,480
Less: Allowance for Doubtful Accounts              (63,506)           (82,157)
                                        ------------------  -----------------

Total Accounts Receivable               $        1,000,781  $         735,323
                                        ==================  =================

         The allowance for doubtful accounts is based on management estimate of 75% of receivables over 120 days outstanding.

NOTE 3 - INVENTORY

         Inventory is valued at lower of cost or market. As of September 30, 2004 and December 31, 2003, inventory consists of the following:


                                    September 30,        December 31
                                         2004                2003
                                  ------------------  ------------------
Raw materials                     $        1,202,645  $          861,276
Work in process                              159,031             168,914
Finished Goods                                22,345                   -
                                  ------------------  ------------------

Total Inventory                   $        1,384,021  $        1,030,190
                                  ==================  ==================

NOTE 4 - INCOME TAXES

         The provision for income taxes consists of Canadian federal and provincial and territorial income tax. For the three and nine months ended September 30, 2004, income tax expense has been estimated as $31,495 and $93,713, respectively. For the same periods in 2003, it was estimated as $4,367 and $189,755.

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax liability of $161,877 and $157,540 as of September 30, 2004 and December 31, 2003. The deferred tax liability is the result of excess depreciation for income tax purposes over the amount for financial reporting purposes.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS

         As of September 30, 2004 and December 31, 2003, shareholder payables include approximately $0 owing to a major shareholder.

         Richard Pierce, CEO of Laredo and Lucretia Schanfarber hold contracts with R&L Health Inc that licenses their names and images to R&L for use on certain products. Each are paid a quarterly bonus of 10% of R&L Health Inc. profits before income taxes, depreciation, and amortization are deducted as expenses. As of September 30, 2004 and 2003, $41,073 and $0 were accrued or paid.

         As of April 1, 2004, Ms. Schanfarber is no longer being paid this licence fee as her name and image has been removed from all products.

NOTE 6 - SHORT-TERM OBLIGATIONS

                                                        September 30,        December 31,
                                                             2004                2003
                                                      ------------------  ------------------
Promissory note, repayable to related parties upon
   demand, including interest at 12%                  $          128,591  $          114,416
                                                      ==================  ==================

         The Company has a line of credit with a bank with a total amount owing of $280,876 and $30,800 as of September 30, 2004 and December 31, 2003,
respectively. This line carries an interest rate of prime plus 1.5 and a total available credit of $192,500 ($250,000 Canadian) as of December 31, 2003. The line is secured by certain manufacturing equipment of the Company.

NOTE 7 - LONG-TERM DEBT


                                                                               September 30,        December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
TDBank Small Business loan, repayable in monthly instalments
$2,515 ($3,973 Canadian), including interest at 10.15%,
maturing September 15, 2005, secured by certain manufacturing
equipment of the Company                                                     $           38,006  $           56,455

Business Development Bank of Canada Loan, repayable in
monthly installment $657 ($830 Canadian), including interest
at prime plus 1%, maturing August 23, 2009                                               34,262                   -

Less current portion of long-term debt                                                   41,403              24,275
                                                                             ------------------  ------------------

                                                                             $           30,865  $           32,180
                                                                             ==================  ==================

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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
                             ==================


NOTE 8 - ECONOMIC DEPENDENCE

         The Company sells a substantial portion of its product to one customer. During the first three quarters of 2004 and 2003, sales to that customer aggregated 57% and 47%, respectively. As of September 30, 2004 and December 31, 2003, amounts due from that customer included in accounts receivable were 57% and 22%, respectively. Future operations of the Company depend on continuation of the manufacturing arrangement with that customer.

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

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9 - COMMITMENTS (Continued)

         Following is a summary of property held under capital leases:

                                                                 September 30,        December 31,
                                                                      2004                2003
                                                               ------------------  ------------------
Manufacturing Equipment                                        $          432,927  $          432,928
Less: Accumulated Depreciation                                            (41,323)            (34,339)
                                                               ------------------  ------------------

Net Assets Held Under Capital Lease                            $          391,604  $          398,589
                                                               ==================  ==================

         The minimum future lease payments under these leases for the next five years are:


    Ending December 31:                                          Real Property         Equipment
----------------------------                                   ------------------  -----------------
      2004                                                     $           86,250  $          62,333
      2005                                                                      -             67,097
      2006                                                                      -             50,338
      2007                                                                      -             50,338
      2008                                                                      -             19,508
                                                               ------------------  -----------------
      Net Minimum Lease Payments                                           86,250            249,614
      Less: Amount Representing Interest                                        -            (97,404)
                                                               ------------------  -----------------
      Present Value of Net Minimum Lease Payment               $           86,250  $         152,210
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

NOTE 10 - STOCK INCENTIVE PLAN

         The Board of Directors has authorized and the Company has established the 2000 Incentive and Non-qualified Stock Option Plan. Under the plan the Company is authorized to issued up to 6,000,000 shares of the Company's common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of September 30, 2004, no options have been granted.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11 - STOCK SPLIT

         On August 9, 2004, the Board of Directors authorized a retroactive 30:1 reverse stock split was approved by shareholders. All references to stock in the accompanying 2004 and 2003 financial statements reflect this stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operations

The Company is currently working on securing additional private label manufacturing contracts. The key target for private label sales are wholesale distributors of health food nutrition products. Laredo is also pursuing opportunities for direct sales to consumers through the Internet. Laredo has entered into the OTC (Over the Counter) drug market with the introduction of Acetaminophen and A.S.A. products but has no signed contracts at this time.

Liquidity and Capital Resources
Laredo's working capital ratio was 1.29 at September 30, 2004 compared to 1.52 at December 31, 2003. Current liabilities include a $128,591 promissory note payable to a party related to the major shareholder, which bears interest at 12% annually. These funds are repayable on demand, however the request for repayment occurring at this time is not expected.

Laredo has a small business loan outstanding with a balance of $41,403 as at September 30, 2004. This loan bears interest at 10.15% and matures on September 15, 2005.

Laredo acquired an additional $50,860 of manufacturing equipment in the first three quarters of 2004 in order to meet demands for new private label sales. An additional $15,800 of manufacturing equipment is expected to be purchased in 2004.

Results of Operations


                                              For the Three Months Ended            For the Nine Months Ended
                                                     September 30,                        September 30,
                                          ----------------------------------- -------------------------------------
                                                2004              2003              2004                2003
                                          ----------------- ----------------- -----------------  ------------------
Sales                                             1,109,409         1,176,804         3,953,122           3,569,158
Cost of Sales                                       820,979           892,366         2,812,484           2,454,318
                                          ----------------- ----------------- -----------------  ------------------
Gross Margin                                        288,430           284,438         1,140,638           1,114,840
Gross Profit Percentage                              26.00%            24.17%            28.86%              31.24%

Selling and Marketing Expenses                       29,660            48,229           158,856              87,957
Selling Expense as a % of Sales                       2.68%             4.10%             4.02%               2.47%

Admin. and Other Expenses                           314,694           183,460           893,047             513,345
Admin Expenses as a % of Sales                       28.37%            15.59%            22.59%              14.39%


For the nine months ended September 30, 2004, sales were $383,964 higher than 2003 and are expected to continue to grow during 2004.

During the first three quarters of 2004 and 2003 sales to Prairie Naturals Inc. were 57% and 47% respectively. Laredo has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. and distributes under the Prairie Naturals Inc. name. Laredo also has an exclusive written contract to manufacture one product that Prairie Naturals Inc. distributes for a third party private label.

Operating margins for the three months ending September 30, 2004 and 2003 were 26.00% and 24.17% of sales revenue. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses. Operating margins for the quarter are higher than the same period for 2003 in part because of the decrease in costs associated with initial runs of new products and the completion of jobs with lower margins in general.

General and administrative expenses for the three months ended September 30, 2004 and 2003 were 28.37% and 15.59% of sales. Laredo anticipates realizing economies of scale as production volumes increase. This will be reflected favorably in the future by decreasing the percentage of sales for these expenses.

Effect of Inflation

Laredo  does  not  anticipate  any  financial  impact,   whether  beneficial  or
detrimental, as a result of inflation.

ITEM 3. CONTROLS AND PROCEDURES
         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

                  (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form lO-QSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                            GFR Pharmaceuticals, Inc.
                                  (Registrant)

DATE: November 15, 2004        By: /s/ Richard Pierce
      ------------------       ------------------------------------------------
                                   Richard Pierce
                               President, C.E.O., Director

DATE: November 15, 2004        By: /s/  Marc Casavant
      ------------------       ------------------------------------------------
                                    Marc Casavant
                                 C.F.O., Director