Form 10KSB
period 2004-12-31
GFR PHARMACEUTICALS INC
filed 2005-04-13
CIK 1096294

U.S. Securities and Exchange Commission

                              Washington, Dc 20549

                                   FORM 10-KSB


           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2004
                                -----------------

                        Commission file number 000-27959

                            GFR Pharmaceuticals, Inc.
                            -------------------------
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

         Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

         Issuer's revenues for its most recent fiscal year, were $5,859,763 .
                                                                 -----------

         Issuer's Common Shares outstanding at December 31, 2004 was 1,079,940. The aggregate market value of voting and non-voting common equity held by non-affiliates as of April 5, 2005 was $127,485, computed based on the average bid and asked price of such common equity as of April 5, 2005.

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

Documents Incorporated by Reference:  Certain exhibits

ITEM 1.           DESCRIPTION OF BUSINESS.

Business Development

GFR Pharmaceuticals, Inc. (Formerly Laredo Investment Corp.) was incorporated under the laws of the State of Nevada on December 18, 1996. GFR Pharmaceuticals, Inc. ceased all operating activities during the period from December 18, 1996 to July 9, 1999 and was considered dormant. On July 9, 1999, GFR Pharmaceuticals, Inc. obtained a certificate of renewal from the State of Nevada. From July 9, 1999 to January 21, 2000, GFR Pharmaceuticals, Inc. was in the development stage.

On January 21, 2000, the Company entered into an Acquisition Agreement with GFR Pharm, Ltd. (Formerly GFR Nutritionals, Ltd.), a British Columbia corporation,
(GFR), Richard Pierce and Lucretia Schanfarber (the GFR Majority Shareholders) to acquire their shares representing 100% of the outstanding common stock of GFR in exchange for 19,000,000 newly issued shares of Laredo's restricted common stock. The transaction was recorded as a reverse acquisition. GFR was incorporated in March 1997 as Helm Developments Ltd. In June 1998, the Company formally changed its name to GFR Nutritionals Ltd. GFR was 100% owned by the President and CEO, Richard Pierce from inception until January 17, 2000, when a 10% interest was acquired by Lucretia Schanfarber. Business operations began in October 1998 after acquiring manufacturing equipment and arranging to manufacture nutritional supplements under a private label contract.

On June 21, 2000, the Company entered into an Acquisition Agreement with Nutritionals (USA) Direct.Com, a Washington corporation, (NDC), to acquire 100% of the outstanding common stock of NDC in exchange for $1,000. The transaction has been recorded as a purchase. NDC operations were wound down in October 2002 and the company became dormant.

On November 1, 2000, GFR Pharmaceuticals, Inc. entered into an Acquisition Agreement with R & L Health, Inc., a British Columbia corporation, (R&L), to acquire 100% of the outstanding common stock of R&L in exchange for $0.01. The transaction was recorded as a purchase.

On April 5, 2004, GFR Nutritionals, Ltd. and R&L Health, Inc. changed its name to GFR Pharma, Inc. and GFR Health, Inc., respectively.

On  August  9,  2004,   Laredo   Investment  Corp.   changed  its  name  to  GFR
Pharmaceuticals, Inc.

Narrative Description of the Business

GFR Pharma, Ltd. (Formerly GFR Nutritionals Ltd.), GFR Pharmaceuticals, Inc.'s wholly owned subsidiary is an established manufacturer of quality nutritional supplement products. GFR Pharma, Ltd. (Formerly GFR Nutritionals Ltd.), operates a full service manufacturing facility that produces natural-source nutritional, vitamin, mineral, herbal sports nutrition products and over the counter pharmaceutical products which are sold on a private label basis to wholesale and retail clients. GFR Health, Inc. (Formerly R&L Health Inc.), GFR Pharmaceuticals, Inc.'s wholesale division markets products manufactured by GFR to mass market retailers.

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

Principal  Products:  GFR  Pharmaceuticals,   Inc.  currently  manufactures  300
different products in capsule, tablet, powder, and liquid form. GFR specializes in production of:

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

Currently, GFR Pharmaceuticals, Inc. manufactures nutritional supplements under private label contracts with wholesale distributors. During 2004 and 2003, one private label customer has comprised approximately 49% and 58%, respectively of GFR Pharmaceuticals, Inc.'s sales.

GFR Pharmaceuticals, Inc.'s primary goal is to achieve a level of annual revenues in excess of $8.0 million by the fiscal year ended 2005 resulting from expanded marketing efforts and vertical integration through acquisitions and expansion into new markets. GFR Pharmaceuticals, Inc. is also pursing opportunities to market direct sales to consumers through the Internet.

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

Employees: GFR Pharmaceuticals, Inc. currently has 55 employees. Executive management and office administration personnel are comprised of 17 individuals. Operations personnel is made up of 38 individuals, including the Quality Control Director and Production Manager. Future employees will be hired as dictated by increases in business volume.


ITEM 2.           DESCRIPTION OF PROPERTY.

GFR Pharmaceuticals, Inc.'s operations are located in a building that is owned by a major shareholder. The lease agreement is for a two year term ending December 31, 2005. Under the terms of the lease agreement, the monthly rent charge is approximately $4,000 ($5,000 Canadian), and GFR Pharmaceuticals, Inc. is responsible for paying the property taxes, utility charges, and any costs of repair and maintenance. Any repairs and maintenance expenses paid for by the landlords are required to be reimbursed by GFR Pharmaceuticals, Inc. at cost plus 15%. All other terms are consistent with those standard to lease agreements.

Both GFR Pharmaceuticals, Inc.'s administration office and manufacturing operations are located in the same premises. The total square footage of the building is 10,000. The area used by manufacturing currently comprises 3,625 of that total. In management's opinion, the space leased is sufficient to support operational growth for the foreseeable future. Currently, production is only run on one shift per day for five days each week. Production shifts can be increased to a maximum of three shifts per day for seven days each week and still be accommodated within the current space. The only potential requirement for additional space could arise due to stock held on hand as business volumes increase.

During 2002, GFR Pharmaceuticals, Inc. entered into a lease agreement for warehouse space. The lease is month to month with a six month notice of termination clause. Under the terms of the lease agreement, the monthly rent charge is approximately $4,600 ($5,500 Canadian).


ITEM 3.           LEGAL PROCEEDINGS.

None


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for a vote of security holders of GFR Pharmaceuticals, Inc. during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER.

Market Information

GFR Pharmaceuticals, Inc.'s stock has been listed for sale on the OTC Electronic Bulletin Board under the symbol "GFRP." The high and low bid prices of the Common Stock of GFR Pharmaceuticals, Inc. have been as follows:


               Period                           High                Low
-----------------------------------      ------------------  ------------------
            1st Qtr 2004                 $          0.100    $          0.060
            2nd Qtr 2004                            0.110               0.040
            3rd Qtr 2004                            1.450               0.020
            4thQtr 2004                             1.300               0.350

            1st Qtr 2003                 $          0.160    $          0.020
            2nd Qtr 2003                            0.180               0.040
            3rd Qtr 2003                            0.160               0.050
            4thQtr 2003                             0.170               0.070

The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

Holders

There were approximately 18 holders of GFR Pharmaceuticals, Inc.'s 1,079,940 shares of common stock outstanding as of December 31, 2004.

Dividends

GFR Pharmaceuticals, Inc. has not declared any dividends since inception, and has no present intention of paying any cash dividends on its common stock in the foreseeable future. The payment by GFR Pharmaceuticals, Inc., of dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon GFR Pharmaceuticals, Inc.'s earnings, its capital requirements and its financial condition, as well as other relevant factors.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS.

Plan of Operations

The  Company  is  currently  working  on  securing   additional   private  label
manufacturing contracts. The key target for private label sales are wholesale distributors of health food nutrition products.

Liquidity and Capital Resources

GFR Pharmaceuticals, Inc.'s working capital ratio was 1.35 at December 31, 2004 compared to 1.52 at December 31, 2003. Key contributing factors for this change were the approximate $212,000 increase in accounts payable, an increase of approximately $613,000 in the bank line and an increase in shareholder s payables of approximately $254,000.

Current liabilities include as of December 31, 2004 and 2003, $139,159 and $114,416 promissory note payable to a party related to the major shareholder, which bears interest at 12% annually. These funds are repayable on demand however, the request for repayment occurring at this time is not expected.

GFR Pharmaceuticals, Inc. has a small business loan outstanding with a balance of $26,959 and $56,455 as of December 31, 2004 and 2003. This loan bears interest at 10.15% and matures on March 15, 2004. The Company has a second business loan with an outstanding balance of $37,162 and $0 as of December 31, 2004 and 2003, respectively. This loan bears interest at prime plus 1 percent, maturing August 23, 2009.

GFR Pharmaceuticals, Inc. acquired an additional $258,000 of manufacturing equipment in 2004 in order to meet demands for new private label sales. An additional $125,000 of manufacturing equipment is expected to be needed in 2005. Plant renovations costing $9,400 were finished in 2003. GFR Pharmaceuticals, Inc. is also expected to spend $20,000 for plant renovations to be completed in 2004. GFR Pharmaceuticals, Inc. acquired new software during 2004 at a cost of $20,000. Increased sales volumes will also necessitate hiring additional operations, sales and administrative personnel.

Results of Operations


                                                2004            2003
                                           --------------  --------------
Sales                                      $    5,859,763  $    5,042,189
Cost of Sales                                   4,207,336       3,712,178
Gross Profit                                    1,652,427       1,330,011
Gross Profit Margin                                28.20%          26.38%
Administrative Expenses                         1,490,334         889,320
Administrative Expenses as a % of Sales            25.43%          17.64%

For the year ended December 31, 2004, sales were  approximately  $818,000 higher than 2003 and are expected to continue to grow during 2005. During 2004 and 2003, 50% and 49% of sales, respectively were to Prairie Naturals Inc., a wholesale distributor for which GFR Pharmaceuticals, Inc. manufactures private label products. GFR Pharmaceuticals, Inc. has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. distributes under the Prairie Naturals Inc. name. GFR Pharmaceuticals, Inc. also has an exclusive written contract to manufacture one product that Prairie Naturals Inc, distributes for a third party private label.

Operating margins in 2004 were 28.20% of sales revenue, 1.82% higher than 2003. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses. The increase in margin in 2004 can be attributed to a decrease in machine downtime as compared to 2003. General and administrative expenses were 25.43% of sales in 2004, 7.79% higher than 2003. The increase in expense was due to increases in staffing and an increase in marketing and advertising expenditure.

GFR Pharmaceuticals, Inc. anticipates realizing economies of scale as production volumes increase. Selling and marketing expenses increased during 2004 due to GFR Pharmaceuticals, Inc.'s plan to expand marketing efforts.

Effect of Inflation

GFR Pharmaceuticals, Inc. does not anticipate any financial impact, whether beneficial or detrimental, as a result of inflation.

Critical Accounting Policies

Our critical accounting policies are those which we believe require significant judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A discussion of our critical accounting policies is set forth in the Notes to our Financial Statements included as part of this Report.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than our first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, EFFECTIVE DATE OF FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. The FSP provides a limited deferral (until the end of our second quarter of 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. We will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, we have not determined the impact on our consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. We adopted this standard for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. We adopted this standard for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS - AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4 previously stated that"...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs maybe so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after Jun 15, 2005. Management does not believe the adoption of ths Statement will have any immediate material impact on the Company.

On December 16, 2004, the FASB issued SFAS No. 123 ( R ), SHARE-BASED PAYMENT, which is an amendment to SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and generally requires such transactions to be accounted for using a fair-value based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 152, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA

Statement of Position (SOP) 04-2, Accounting for Real Estate Time- Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No. 153, EXCHANGE OF NONMONETARY ASSETS. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion NO. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier applications is permitted for nonmonetary assets exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have not impact on the financial statements fo the Company.

ITEM 7.           FINANCIAL STATEMENTS.

The financial statements of the Company and supplementary data are included, preceding the signature page to this report. See Item 13. for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with accountants on accounting and financial disclosure.

ITEM 8A.          CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10- KSB, the principal executive officer and principal financial officer of GFR Pharmaceuticals, Inc. have concluded that GFR Pharmaceuticals, Inc.'s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no significant changes in GFR Pharmaceuticals, Inc. internal control over financial reporting during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.          OTHER INFORMATION

None

                                    PART III


ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Business Experience Of Management

Richard Pierce, Age 44, President and CEO

Mr. Pierce is the President and Chief Executive Officer of GFR Pharmaceuticals, Inc. In his role he oversees all aspects of operations, administration and financing of GFR Pharmaceuticals, Inc.

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

Marc Casavant, Age 42, Chief Financial Officer

Mr. Casavant joined GFR Pharmaceuticals, Inc. as Chief Financial Officer in April 2000 through April 2001 and from October 2002 to present. During his absence he took a leave of abscence. From March 1998 to April 2000, he was Vice President of Operations for Basic Sports Nutrition, Surrey, British Columbia. During 1996 to March 1998 Mr. Casavant served as Plant Manager for Nu-Life Nutrition, Maple Ridge, British Columbia. During 1995 through 1997 he was Controller of Nutrion Health & Fitness, Maple Ridge, British Columbia. During 1993 to 1995, Mr. Casavant was Controller of Majestic Marketing Ltd., White Rock, British Columbia. From 1989 to 1993, he was the Senior Accountant for Ebco Industries, Ltd., in Richmond, British Columbia. Mr. Casavant obtained a Business Administration Diploma in 1985 from Okanagan College, Kellowna, British Columbia.

Rose Marie Pierce, Age 55, Director

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


ITEM 10.          EXECUTIVE COMPENSATION.

Summary Compensation Table

For the year ended December 31, 2004 and 2003, the President and CEO received in compensation $80,000 ($96,000Canadian) and $72,000 ($96,000 Canadian) and $8,000
($9,600 Canadian) and $7,200 ($9,600 Canadian) in automobile allowance pursuant to an oral agreement.

GFR Pharmaceuticals, Inc. has not granted any options to Directors, Officers, or Key Personnel.

Compensation Of Directors

The members of GFR Pharmaceuticals, Inc.'s Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Management and Certain Beneficial Owners holding five percent or greater of the 1,079,940 shares of common stock outstanding as of December 31, 2004.


      Title of                  Name and Address                     Amount and Nature                  % of
       Class                  of Beneficial Owner                 of Beneficial Ownership              Class
--------------------  ------------------------------------  -----------------------------------  ------------------
Common                Richard Pierce (1)                                                570,000              52.78%
                      President, CEO, Director

                      Lucretia Schanfarber (1)                                           63,333               5.86%

                      All officers and Directors                                        570,000              52.78%
                      as a Group (3 persons)

(1) c/o Suite 11405 - 201A Street, Maple Ridge, British Columbia V2X 0Y3

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As at December 31, 2004 and 2003, accounts payable include approximately $253,409 ($305,003 Canadian) and $0 ($0 Canadian) owing to a major shareholder.

Current liabilities include a $139,159 promissory note payable to a party related to the major shareholder, which bears interest at 12% annually. These funds are repayable on demand however, the request for repayment occurring at this time is not expected.

GFR Pharmaceuticals, Inc.'s operations are located in a building that is owned by a major shareholder and his parents. The lease agreement is for a two year term ending December 31, 2005. Under the terms of the lease agreement, the monthly rent charge is approximately $50,000 ($60,000 Canadian) per year and GFR Pharmaceuticals, Inc. is responsible for paying the property taxes, utility charges, and any costs of repair and maintenance. Any repairs and maintenance expenses paid for by the landlords are required to be reimbursed by GFR Pharmaceuticals, Inc. at cost plus 15%. All other terms are consistent with those standard to lease agreements.

GFR Pharmaceuticals, Inc. has also entered into a lease agreement for certain manufacturing equipment with the Company's major shareholder and other parties. The rental charges are approximately $36,276 ($43,531 Canadian) per year and expires June 30, 2005.

Richard Pierce, CEO of GFR Pharmaceuticals, Inc. and Lucretia Schanfarber, former Vice President of Sales, hold contracts with R&L Health Inc that licenses their names and images to R&L for use on certain products. Each are paid a quarterly bonus of 10% of R&L Health Inc. profits before income taxes, depreciation, and amortization are deducted as expenses. As of December 31,2003 and 2002, $59,783 and $105,192 in bonuses have been paid and $15,486 and $30,743 have been accrued.

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

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Incorporated by reference to GFR Pharmaceuticals, Inc.'s report on Form 10SB12G dated November 5, 1999

(b) Reports of Form 8-K

         On November 2, 2003, the Company filed a Current Report, to announce the removal of Mr. Lucretia Schanfarber as member of the board of directors under Item 6.

ITEM14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2003 and 2002:


Service                                    2004                2003
--------------------------------    ------------------   -----------------
Audit Fees                          $           12,600   $          14,550
Audit Related Services                               -                   -
Tax Fees                                           300                 300
All Other Fees                                       -                   -
                                    ------------------   -----------------
Total                               $           12,900   $          14,850
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

                            GFR PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES
                       (FORMERLY LAREDO INVESTMENT CORP.)
                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2004 AND 2003

                                    CONTENTS


                                                                        Page

Independent Auditor's Report.............................................F - 1

Consolidated Balance Sheets
  December 31, 2004 and 2003.............................................F - 2

Consolidated Statements of Operations for the
  Years Ended December 31, 2004 and 2003.................................F - 4

Consolidated Statement of Stockholders' Equity for the
  Years Ended December 31, 2004 and 2003.................................F - 5

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2004 and 2003.................................F - 6

Notes to Consolidated Financial Statements...............................F - 7

                          INDEPENDENT AUDITOR'S REPORT


GFR Pharmaceuticals, Inc. and Subsidiaries
(Formerly Laredo Investment Corp.)


         We have audited the accompanying consolidated balance sheets of GFR Pharmaceuticals, Inc. and Subsidiaries (Formerly Laredo Investment Corp.) as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, and stockholders' equity for the two years ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GFR Pharmaceuticals, Inc. and Subsidiaries (Formerly Laredo Investment Corp.) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the two years ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

                                                    Respectfully Submitted,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
April 5, 2005

                   GFR PHARMACEUTICALS, INC, AND SUBSIDIARIES
                       (Formerly Laredo Investment Corp.)
                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                             --------------------------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash and Cash Equivalents                                                    $                -  $                -
Accounts Receivable                                                                   1,537,243             735,323
Inventory                                                                             1,502,719           1,030,190
Prepaid expense                                                                               -               4,518
                                                                             ------------------  ------------------

     Total Current Assets                                                             3,039,962           1,770,031
                                                                             ------------------  ------------------

Fixed Assets:
Manufacturing Equipment                                                                 615,409             356,990
Office Equipment                                                                        262,320             222,503
Furniture & Fixtures                                                                      4,939               3,525
Leasehold improvements                                                                   67,682              51,443
Property Held Under Capital Lease                                                       432,928             432,928
                                                                             ------------------  ------------------
                                                                                      1,383,278           1,067,389
Less Accumulated Depreciation                                                          (415,199)           (244,503)
                                                                             ------------------  ------------------
                                                                                        968,079             822,886
                                                                             ------------------  ------------------

     TOTAL ASSETS                                                            $        4,008,041  $        2,592,917
                                                                             ==================  ==================

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (Formerly Laredo Investment Corp.)
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                          December 31,
                                                                             --------------------------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                                     $        1,093,160  $          881,250
Bank Overdraft                                                                           24,306              54,463
Bank Line                                                                               643,902              30,800
Related Party Loans                                                                     139,159             114,416
Shareholder Payables                                                                    253,409                   -
Current Portion of Obligations Under Capital Leases                                      57,721              62,333
Current Portion Long-Term Debt                                                           34,468              24,275
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        2,246,125           1,167,537

Long-Term Debt                                                                           29,653              32,180
Lease Obligations                                                                       114,636             159,737
Deferred Tax Liability                                                                  169,986             157,540
                                                                             ------------------  ------------------

     Total Liabilities                                                                2,560,400           1,516,994
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 100,000,000
   shares authorized, 1,079,940 shares issued and
   outstanding at December 31, 2004 and 2003                                              1,080               1,080
Additional Paid-in Capital                                                              698,961             698,961
Currency Translation Adjustment                                                          42,882              85,427
Retained Earnings (Deficit)                                                             704,718             290,455
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                       1,447,641           1,075,923
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $        4,008,041  $        2,592,917
                                                                             ==================  ==================




   The accompanying notes are an integral part of these financial statements.

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (Formerly Laredo Investment Corp.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       For The Year Ended
                                                                                          December 31,
                                                                             --------------------------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------
REVENUES
Sales                                                                        $        5,859,763  $        5,042,189
Cost of Sales                                                                         4,207,336           3,712,178
                                                                             ------------------  ------------------
Gross Margin                                                                          1,652,427           1,330,011
                                                                             ------------------  ------------------

EXPENSES
   Selling & Marketing                                                                  378,396             113,487
   General & Administrative                                                             276,934             291,879
   Consulting                                                                            75,539             100,532
   Depreciation Expense                                                                 170,696              95,356
   Salaries & Wages                                                                     588,769             288,066
                                                                             ------------------  ------------------
                                                                                      1,490,334             889,320
                                                                             ------------------  ------------------

Net Income from Operations                                                              162,093             440,691

Other Income (Expense)
   Interest, Net                                                                        (64,114)            (45,863)
   Currency Exchange, Net                                                               345,532               1,483
                                                                             ------------------  ------------------

Net Income (Loss) Before Income Taxes                                                   443,511             396,311
Income Tax (Expense) Benefit                                                            (29,248)           (191,514)
                                                                             ------------------  ------------------

NET INCOME (LOSS)                                                            $          414,263  $          204,797
                                                                             ==================  ==================

Basic Earnings (Loss) Per Share                                              $             0.38  $             0.19
                                                                             ==================  ==================

Weighted Average Shares Outstanding                                                   1,079,940           1,079,940
                                                                             ==================  ==================




   The accompanying notes are an integral part of these financial statements.

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (Formerly Laredo Investment Corp.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                           Cumulative      Retained
                                                      Common Stock             Paid-In     Translation     Earnings /
                                                  Shares       Par Value       Capital      Adjustment     (Deficit)       Total
                                               -----------    -----------    -----------   -----------    -----------   -----------

Balance at December 31, 2001                    32,300,000    $    32,300    $   648,050   $    (4,683)   $    85,658   $   761,325

February 28, 2003, Shares Issued
to retire note payable                              98,460             98         19,593          --             --          19,691

Net Income                                            --             --             --            --          204,797       204,797
Currency Translation                                  --             --             --          90,110           --          90,110
                                               -----------    -----------    -----------   -----------    -----------   -----------
Total Comprehensive Income                            --             --             --          90,110        204,797       294,907
                                               -----------    -----------    -----------   -----------    -----------   -----------

Balance at December 31, 2003                    32,398,460         32,398        667,643        85,427        290,455     1,075,923

Retroactive Adjustment for 1:30
Reverse Stock Split August 9, 2004             (31,318,520)       (31,318)        31,318          --             --            --
                                               -----------    -----------    -----------   -----------    -----------   -----------

Restated Balance at December 31, 2003            1,079,940          1,080        698,961        85,427        290,455     1,075,923

Net Income                                            --             --             --            --          414,263       414,263
Currency Translation                                  --             --             --         (42,545)          --         (42,545)
                                               -----------    -----------    -----------   -----------    -----------   -----------
Total Comprehensive Income                            --             --             --         (42,545)       414,263       371,718
                                               -----------    -----------    -----------   -----------    -----------   -----------

Balance at December 31, 2004                     1,079,940    $     1,080    $   698,961   $    42,882    $   704,718   $ 1,447,641
                                               ===========    ===========    ===========   ===========    ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (Formerly Laredo Investment Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For The Year Ended
                                                                                          December 31,
                                                                              -------------------------------------
                                                                                     2004               2003
                                                                              ------------------ ------------------
Cash Flows From Operating Activities
   Net income (loss) for the period                                           $          414,263 $          204,797
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Currency Translation Adjustment                                                     (42,545)            90,110
     Depreciation and Amortization                                                       170,696             95,356
     Decrease (Increase) in Receivables                                                 (801,905)           (52,336)
     Decrease (Increase) in Inventory                                                   (472,545)          (465,814)
     Decrease (Increase) in Prepaid Expense                                                4,518             20,652
     Increase in Accounts Payable & Accrued Liabilities                                  211,909            265,753
     Increase (Decrease) in Bank Overdraft                                               (30,157)           (26,813)
     Increase in Deferred Tax Liability                                                   12,446             73,596
                                                                              ------------------ ------------------
Net Cash Provided by (Used in) Operating Activities                                     (533,320)           205,301
                                                                              ------------------ ------------------

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                   (315,889)          (252,221)
                                                                              ------------------ ------------------
Net Cash Used by Investing Activities                                                   (315,889)          (252,221)
                                                                              ------------------ ------------------

Cash Flows From Financing Activities
   Proceeds/Payments on Bank Line                                                        613,102             30,800
   Proceeds (Payments) Shareholder Payables                                              253,409            (26,658)
   Proceeds (Payments) Long-term Debt/Capital Lease Obligations                          (17,302)            42,778
                                                                              ------------------ ------------------
Net Cash Provided by (Used in) Financing Activities                                      849,209             46,920
                                                                              ------------------ ------------------

Increase (Decrease) in Cash                                                                    -                  -
Cash at beginning of period                                                                    -                  -
                                                                              ------------------ ------------------
Cash at End of Period                                                         $                - $                -
                                                                              ================== ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                            $           64,114 $           29,058
                                                                              ================== ==================
   Income taxes paid during the period                                        $          138,527 $           28,651
                                                                              ================== ==================

Supplemental Disclosure of Non-cash Investing and Financing Activities:
   Equipment acquired through Capital Lease                                   $           23,220 $           73,140
                                                                              ================== ==================
   Stock issued as payment on short-term notes payable                        $                - $           19,691
                                                                              ================== ==================

   The accompanying notes are an integral part of these financial statements.

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (Formerly Laredo Investment Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003


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

         On January 21, 2000, Laredo entered into an Acquisition Agreement with GFR Pharm, Ltd. (Formerly GFR Nutritionals, Ltd.), a British Columbia corporation, (GFR), Richard Pierce and Lucretia Schanfarber (the GFR Majority Shareholders) to acquire their shares representing 100% of the outstanding common stock of GFR in exchange for 19,000,000 newly issued shares of Laredo's restricted common stock. The transaction was recorded as a reverse acquisition. GFR was incorporated in March 1997 as Helm Developments Ltd. In June 1998, the Company formally changed its name to GFR Nutritionals Ltd. GFR was 100% owned by the President and CEO, Richard Pierce from inception until January 17, 2000, when a 10% interest was acquired by Lucretia Schanfarber. Business operations began in October 1998 after acquiring manufacturing equipment and arranging to manufacture nutritional supplements under a private label contract.

         On June 21, 2000, the Company entered into an Acquisition Agreement with Nutritionals (USA) Direct.Com, a Washington corporation, (NDC), to acquire 100% of the outstanding common stock of NDC in exchange for $1,000. The transaction has been recorded as a purchase. NDC operations were wound down in October 2002 and the company became dormant.

         On November 1, 2000, the Company entered into an Acquisition Agreement with GFR Health, Inc. (Formerly R&L Health, Inc., a British Columbia corporation, R&L), to acquire 100% of the outstanding common stock of R&L in exchange for $0.01. The transaction was recorded as a purchase.

         On April 5, 2004, GFR Nutritionals, Ltd. and R&L Health, Inc. changed its name to GFR Pharma, Inc. and GFR Health, Inc., respectively.

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (Formerly Laredo Investment Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

         On August 9, 2004, Laredo Investment Corp. changed its name to GFR Pharmaceuticals, Inc.

Principles of Consolidation

         The consolidated financial statements for December 31, 2004 and the year ended include the accounts of GFR Pharmaceuticals, Inc. and the following wholly owned subsidiaries:

* GFR Pharma, Ltd. (Formerly GFR Nutritionals, Ltd.), a British Columbia corporation
*        Nutritionals(USA) Direct.com, a Washington corporation
* GFR Health, Inc. (Formerly R&L Health, Inc.), a British Columbia corporation

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

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (Formerly Laredo Investment Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

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

Revenue recognition

         Revenue is recognized from sales of products at the time of shipment to customers.

Advertising Costs

         Advertising is expensed as incurred.

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (Formerly Laredo Investment Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)


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

Income Taxes

         The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax basis of assets and liabilities.

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2003  financial statements to conform with the 2004 presentation.

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (Formerly Laredo Investment Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2004 and 2003.

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

NOTE 2 - ACCOUNTS RECEIVABLE

         As of December 31, 2004 and 2003, accounts receivable consisted of the following:

                                                          2004               2003
                                                   ------------------  -----------------

Accounts Receivable                                $        1,630,830  $         817,480
Less: Allowance for Doubtful Accounts                         (93,587)           (82,157)
                                                   ------------------  -----------------

Total Accounts Receivable                          $        1,537,243  $         735,323
                                                   ==================  =================

         The allowance for doubtful accounts is based on management estimate of 75% of receivables over 120 days outstanding.

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (Formerly Laredo Investment Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

NOTE 3 - INVENTORY

         Inventory is valued at lower of cost or market. As of December 31, 2004 and, 2003, inventory consists of the following:


                                         2004                2003
                                  ------------------  ------------------
Raw materials                     $          937,864  $          861,276
Work in process                              229,032             168,914
Finished Goods                               335,823                   -
                                  ------------------  ------------------

Total Inventory                   $        1,502,719  $        1,030,190
                                  ==================  ==================

NOTE 4 - INCOME TAXES

         The provision for income taxes consists of Canadian federal and provincial and territorial income tax. The provision consists of the following:


Current:                                   2004                 2003
                                     -----------------   ------------------

   Canadian Income Tax               $          16,802   $          117,918
   Deferred tax liability                       12,446               73,596
                                     -----------------   ------------------

   Income tax expense                $          29,248   $          191,514
                                     =================   ==================

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax liability of $169,986 and $157,540 as of December 31, 2004 and 2003. The deferred tax liability is the result of excess depreciation for income tax purposes over the amount for financial reporting purposes.

         The difference between the effective income tax rate and the federal statutory income tax rate on the income (loss) from continuing operations are presented below:

                                                           2004                2003
                                                    ------------------  ------------------

Expense at the federal statutory rate of 37.62%     $          166,849  $          149,092
Deferred Tax Liability                                          12,446              73,596
Benefits from Net Operating Loss and Other                    (150,047)            (31,174)
                                                    ------------------  ------------------

Effective Tax Expense                               $           29,248  $          191,514
                                                    ==================  ==================

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (Formerly Laredo Investment Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)


NOTE 5 - RELATED PARTY TRANSACTIONS

         As at December 31, 2004 and 2003, shareholder payables include approximately $253,409 ($305,000 Canadian) owing to a major shareholder.

         Richard Pierce, CEO of GFR Pharmaceuticals, Inc. and Lucretia Schanfarber, former Vice President of Sales, hold contracts with R&L Health Inc. that licenses their names and images to R&L for use on certain products. He is paid a quarterly bonus of 10% of R&L Health Inc. profits before income taxes, depreciation, and amortization are deducted as expenses. As of December 31, 2004 and 2003, $59,783 and $105,192 in bonuses have been paid and $15,846 and $30,743 have been accrued.

         As of April 1, 2004, Lucretia Schanfarber is no longer being paid this licence fee as her name and image has been removed from all products.

NOTE 6 - SHORT-TERM OBLIGATIONS


                                                          December 31,        December 31,
                                                              2004                2003
                                                       ------------------  ------------------
Promissory note, repayable to related parties upon
   demand, including interest at 12%                   $          139,159  $          114,416
                                                       ------------------  ------------------

Total                                                  $          139,159  $          114,416
                                                       ==================  ==================

         The Company has a line of credit with a bank with a total amount owing of $643,902 and $30,800 as of December 31, 2004 and 2003, respectively. This line carries an interest rate of prime plus 1.5 and a total available credit of $706,350 ($850,000 Canadian) at December 31, 2004 and $192,500 ($250,000
Canadian) as of December 31, 2003. The line is secured by certain manufacturing equipment of the Company.

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (Formerly Laredo Investment Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

NOTE 7 - LONG-TERM DEBT

                                                                                December 31,        December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
TDBank Small Business loan, repayable in monthly
  instalments $2,515 ($3,973 Canadian), including
  interest at 10.15%, maturing September 15, 2005,
  secured by certain manufacturing equipment of the Company                  $           26,959  $           56,455

Business Development Bank of Canada Loan, repayable in
  monthly installment $657 ($830 Canadian), including interest
  at prime plus 1%, maturing August 23, 2009                                             37,162                   -

Less current portion of long-term debt                                                  (34,468)            (24,275)
                                                                             ------------------  ------------------

                                                                             $           29,653  $           32,180
                                                                             ==================  ==================

         Principal payments due on long-term debt for each of the five years subsequent to December 31, 2004 and thereafter are as follows:


       Year ending:                Amount
---------------------------  ------------------
           2005              $           34,468
           2006                           7,936
           2007                           8,468
           2008                           9,035
           2009                           4,214
                             ------------------
        Thereafter
           Total             $           64,121
                             ==================


NOTE 8 - ECONOMIC DEPENDENCE

         The Company sells a substantial portion of its product to one customers. During 2004 and 2003, sales to that customer aggregated 37% and 50%, respectively. As of December 31, 2004 and 2003, amounts due from that customer included in accounts receivable were 17% and 68%, respectively. Future operations of the Company depend on continuation of the manufacturing arrangement with that customer.

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (Formerly Laredo Investment Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

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

         Following is a summary of property held under capital leases:


                                              2004                2003
                                       ------------------  ------------------
Manufacturing Equipment                $          432,928  $          432,928
Less: Accumulated Depreciation                    (57,640)            (34,339)
                                       ------------------  ------------------

Net Assets Held Under Capital Lease    $          375,288  $          398,589
                                       ==================  ==================

         The minimum future lease payments under these leases for the next five years are:

    Ending December 31:                            Real Property         Equipment
----------------------------                     ------------------  -----------------
      2005                                                        -  $          67,097
      2006                                                        -             50,338
      2007                                                        -             50,338
      2008                                                        -             19,508
      2009                                                        -                  -
                                                 ------------------  -----------------
      Net Minimum Lease Payments                                  -            187,281
      Less: Amount Representing Interest                          -            (97,404)
                                                 ------------------  -----------------
      Present Value of Net Minimum Lease Payment $                -  $          89,877
                                                 ==================  =================

         The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (Formerly Laredo Investment Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

NOTE 9 - COMMITMENTS (Continued)

         During 2002, the Company entered into a lease agreement for warehouse spaces. The lease is month to month with a six month notice of termination clause. Under the terms of the lease agreement, the monthly rent charge is approximately $4,600 ($5,500 Canadian).

NOTE 10 - STOCK INCENTIVE PLAN

         The Board of Directors has authorized and the Company has established the 2000 Incentive and Non-qualified Stock Option Plan. Under the plan the Company is authorized to issued up to 6,000,000 shares of the Company's common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of December 31, 2004, no options have been granted.

NOTE 11 - COMMON STOCK TRANSACTIONS

         On August 9, 2004, the Company changed its name from Laredo Investment Corp. to GFR Pharmaceuticals, Inc. In addition, a retroactive 30:1 reverse stock split was approved by shareholders. All references to stock in the accompanying financial statements reflect this stock split.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GFR Pharmaceuticals, Inc.


Dated: April 13, 2005



/s/ RICHARD PIERCE
------------------------------------
Richard Pierce, President and C.E.O.


/s/ MARC CASAVANT
---------------------------------------
Marc Casavant, Chief Financial Officer



--------------------------
RoseMarie Pierce, Director