Form 10QSB
period 2005-03-31
GFR PHARMACEUTICALS INC
filed 2005-05-16
CIK 1096294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005
                                 ---------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

          For the transition period from ______________to ____________

                        Commission file number 000-27959
                                   ----------

                            GFR Pharmaceuticals Corp.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)


                         Nevada                       77-051796
            -------------------------------------------------------------
                 (State or other jurisdiction        (IRS Employer
              of incorporation or organization)       Identification No.)

                 Suite 11405 - 201A Street, Maple Ridge, British
                     Columbia V2X 0Y3 (Address of principal
                               executive offices)

                                 (604) 460-8440
                            Issuer's telephone number


               (Former name, former address and former fiscal year, if changed since last report.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2005 1,079,940


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                (Unaudited)
                                                                                 March 31,          December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash and Cash Equivalents                                                    $                -  $                -
Accounts Receivable, Net                                                              1,178,248           1,537,243
Inventory                                                                             1,720,776           1,502,719
Prepaid expense                                                                           8,181                   -
                                                                             ------------------  ------------------

     Total Current Assets                                                             2,907,205           3,039,962
                                                                             ------------------  ------------------

Fixed Assets:
Manufacturing Equipment                                                                 615,569             615,409
Office Equipment                                                                        261,018             262,320
Furniture & Fixtures                                                                      4,915               4,939
Leasehold improvements                                                                   67,347              67,682
Property Held Under Capital Lease                                                       432,928             432,928
                                                                             ------------------  ------------------
                                                                                      1,381,777           1,383,278
Less Accumulated Depreciation                                                          (444,512)           (415,199)
                                                                             ------------------  ------------------
     Total Fixed Assets                                                                 937,265             968,079
                                                                             ------------------  ------------------

Deferred Tax Asset                                                                        5,714                   -
                                                                             ------------------  ------------------

     TOTAL ASSETS                                                            $        3,850,184  $        4,008,041
                                                                             ==================  ==================

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                                (Unaudited)
                                                                                 March 31,          December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                                     $        1,122,752  $        1,093,160
Bank Overdraft                                                                          111,089              24,306
Bank Line                                                                               491,898             643,902
Related Party Loans                                                                     142,633             139,159
Shareholder Payables                                                                    167,447             253,409
Current Portion of Obligations Under Capital Leases                                      51,247              57,721
Current Portion Long-Term Debt                                                           24,453              34,468
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        2,111,519           2,246,125
                                                                             ------------------  ------------------

Non-Current Liabilities:
Long-Term Debt                                                                           27,968              29,653
Lease Obligations                                                                       103,354             114,636
Deferred Tax Liability                                                                        -             169,986
                                                                             ------------------  ------------------

     Total Non-Current Liabilities                                                      131,322             314,275
                                                                             ------------------  ------------------

     Total Liabilities                                                                2,242,841           2,560,400
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 100,000,000
   shares authorized, 1,079,940 issued and outstanding
   at March 31, 2005 and December 31, 2004                                                1,080               1,080
Additional Paid-in Capital                                                              698,961             698,961
Currency Translation Adjustment                                                          63,221              42,882
Retained Earnings (Deficit)                                                             844,081             704,718
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                       1,607,343           1,447,641
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $        3,850,184  $        4,008,041
                                                                             ==================  ==================



   The accompanying notes are an integral part of these financial statements.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                       -------------------------------------------
                                                                                2005                  2004
                                                                       ---------------------- --------------------
REVENUES
Sales                                                                  $            1,374,801 $          1,200,654
Cost of Sales                                                                         917,163              907,280
                                                                       ---------------------- --------------------
Gross Margin                                                                          457,638              293,374
                                                                       ---------------------- --------------------

EXPENSES
   Selling & Marketing                                                                 48,992               82,051
   General & Administrative                                                            95,547              100,849
   Consulting                                                                          18,145               41,643
   Depreciation Expense                                                                29,313               27,068
   Salaries & Wages                                                                   191,261              104,605
                                                                       ---------------------- --------------------
                                                                                      383,258              356,216
                                                                       ---------------------- --------------------

Net Income (Loss) from Operations                                                      74,380              (62,842)

Other Income (Expense)
   Interest, Net                                                                      (23,237)             (12,358)
   Currency Exchange, Net                                                             110,173               13,514
                                                                       ---------------------- --------------------

Net Income (Loss) Before Income Taxes                                                 161,316              (61,686)
Income Tax (Expense) Benefit                                                          (21,953)             (38,676)
                                                                       ---------------------- --------------------

NET INCOME (LOSS)                                                      $              139,363 $           (100,362)
                                                                       ====================== ====================

Basic & Diluted Earnings Per Share                                     $                 0.13 $              (0.09)
                                                                       ====================== ====================

Weighted Average Shares Outstanding                                                 1,079,940            1,079,940
                                                                       ====================== ====================






   The accompanying notes are an integral part of these financial statements.

                                     GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                   For The Three Months Ended
                                                                                            March 31,
                                                                              -------------------------------------
                                                                                    2005                2004
                                                                              -----------------  ------------------
Cash Flows From Operating Activities
   Net income (loss) for the period                                           $         139,363  $         (100,362)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Currency Translation Adjustment                                                          -             (56,172)
     Depreciation and Amortization                                                       29,313              27,068
     Decrease (Increase) in Receivables                                                 358,995             (43,881)
     Decrease (Increase) in Inventory                                                  (218,057)           (130,397)
     Decrease (Increase) in Prepaid Expense                                              (8,181)                117
     Increase in Accounts Payable & Accrued Liabilities                                  37,520             299,284
     Increase (Decrease) in Bank Overdraft                                               86,783              (1,431)
     Increase (Decrease) in Deferred Tax Liability                                            -              (4,092)
                                                                              -----------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                     425,736              (9,866)
                                                                              -----------------  ------------------

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                     1,502             (23,841)
                                                                              -----------------  ------------------
Net Cash Used by Investing Activities                                                     1,502             (23,841)
                                                                              -----------------  ------------------

Cash Flows From Financing Activities
   Proceeds/Payments on Bank Line                                                      (152,003)             62,950
   Proceeds (Payments) Shareholder Payables                                            (247,788)                  -
   Proceeds (Payments) Long-term Debt/Capital Lease Obligations                         (27,447)            (29,243)
                                                                              -----------------  ------------------
Net Cash Provided by (Used in) Financing Activities                                    (427,238)             33,707
                                                                              -----------------  ------------------

Increase (Decrease) in Cash                                                                   -                   -
Cash at beginning of period                                                                   -                   -
                                                                              -----------------  ------------------
Cash at End of Period                                                         $               -  $                -
                                                                              =================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                            $          23,237  $           12,358
                                                                              =================  ==================
   Income taxes paid during the period                                        $               -  $                -
                                                                              =================  ==================

Supplemental Disclosure of Non-cash Investing and Financing Activities
   Equipment acquired through Capital Lease                                   $               -  $                -
                                                                              =================  ==================
   Stock issued as payment on short-term notes payable                        $               -  $                -
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

Interim Reporting

         The unaudited financial statements as of March 31, 2005, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On November 1, 2000, the Company entered into an Acquisition Agreement with GFR Health, Inc. (Formerly R & L Health, Inc.), a British Columbia corporation, to acquire 100% of the outstanding common stock of GFR Health, Inc. in exchange for $0.01. The transaction was recorded as a purchase.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

         On April 5, 2004, GFR Nutritionals Ltd. and R&L Health Inc changed their names to GFR Pharma Ltd. and GFR Health Inc. respectively.

         On August 9, 2004, Laredo Investment Corp. changed its name to GFR Pharmaceuticals, Inc.

Principles of Consolidation

         The consolidated financial statements include the accounts of GFR Pharmaceuticals, Inc. (Formerly Laredo Investment Corp.) and the following wholly owned subsidiaries:

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

Advertising Costs

         Advertising is expensed as incurred.

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

         The Company has adopted the Financial Accounting Standards Board SFAS No., 121, "Accounting for the Impairment of Long-lived Assets." SFAS No. 121 addresses the accounting for (i) impairment of long-lived assets, certain identified intangibles and goodwill related to assets to be held and used, and
(ii) long-live lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition (un-discounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

Foreign Currency Translation

         The Company's functional currency is the Canadian dollar and the reporting currency is the U.S. Dollar. All elements of financial statements are translated using a current exchange rate. For assets and liabilities, the exchange rate at the balance sheet date is used. Stockholders' Equity is translated using the historical rate. For revenues, expenses, gains and losses the weighted average

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

exchange rate for the period is used. Translation gains and losses are included as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in net income.

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

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2004  financial statements to conform with the 2005 presentation.

Earnings (Loss) per Share

         Basic earnings (loss) per share has been computed by dividing the income (loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at March 31, 2005 and 2004.

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

NOTE 2 - ACCOUNTS RECEIVABLE

         As of March 31, 2005 and December 31, 2004, accounts receivable consisted of the following:

                                                       March 31,       December 31,
                                                          2005               2004
                                                   ------------------  -----------------

Accounts Receivable                                $        1,262,423  $       1,630,830
Less: Allowance for Doubtful Accounts                         (84,175)           (93,587)
                                                   ------------------  -----------------

Total Accounts Receivable                          $        1,178,248  $       1,537,243
                                                   ==================  =================

         The allowance for doubtful accounts is based on management estimate of 75% of receivables over 120 days outstanding.

NOTE 3 - INVENTORY

         Inventory is valued at lower of cost or market. As of March 31, 2005 and December 31, 2003, inventory consists of the following:


                                                March 31,          December 31
                                                   2005                2004
                                            ------------------  ------------------
Raw materials                               $        1,058,050  $          937,864
Work in process                                        332,300             229,032
Finished Goods                                         330,426             335,823
                                            ------------------  ------------------

Total Inventory                             $        1,720,776  $        1,502,719
                                            ==================  ==================

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4 - INCOME TAXES

         The provision for income taxes consists of Canadian federal and provincial and territorial income tax. For the three months ended March 31, 2005, income tax expense has been estimated as $21,953. For the same period in 2004, it was estimated as $38,676.

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax liability (asset) of ($5,714) and $169,986 as of March 31, 2005 and December 31, 2004. The deferred tax liability (asset) is the result of excess depreciation for income tax purposes over the amount for financial reporting purposes.

NOTE 5 - RELATED PARTY TRANSACTIONS

         As of March 31, 2005, a major shareholder of the Company gave the Company an unsecured line of credit of up to $310,125 (375,000 Canadian). As of March 31, 2005, the Company owes $167,447 (202,544 Canadian)against this line of credit.

         Richard Pierce, CEO of Laredo and Lucretia Schanfarber, former Vice President of Sales, hold contracts with GFR Health, Inc. (Formerly R&L Health Inc.) that licenses their names and images for use on certain products. Each are paid a quarterly bonus of 10% of GFR Health, Inc. profits before income taxes, depreciation, and amortization are deducted as expenses. As of March 31, 2005 and 2004, $8,184 and $23,855 were accrued or paid.

         As of April 1, 2004, Ms. Schanfarber is no longer being paid this licence fee as her name and image has been removed from all products.

NOTE 6 - SHORT-TERM OBLIGATIONS

                                                                                 March 31,          December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
Promissory note, repayable to related parties upon
   demand, including interest at 12%                                         $          142,633  $          139,159
                                                                             ==================  ==================

         The Company has a line of credit with a bank with a total amount owing of $491,898 and $643,902 as of March 31, 2005 and December 31, 2004,
respectively. This line carries an interest rate of prime plus 1.5 and a total available credit of $706,350 ($850,000 Canadian) as of December 31, 2004. The line is secured by certain manufacturing equipment of the Company.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7 - LONG-TERM DEBT


                                                                                 March 31,          December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
TDBank Small Business  loan,  repayable in monthly  installments  $2,515 ($3,973
Canadian), including interest at 10.15%, maturing September 15, 2005, secured by
certain manufacturing equipment of the Company                               $           24,453  $           26,959

Business Development Bank of Canada Loan, repayable in
monthly installments $657 ($830 Canadian), including interest
at prime plus 1%, maturing August 23, 2009                                               27,968              37,162

Less current portion of long-term debt                                                  (24,453)            (34,468)
                                                                             ------------------  ------------------

                                                                             $           27,968  $           29,653
                                                                             ==================  ==================

         Principal payments due on long-term debt for each of the five years subsequent to December 31, 2004 and thereafter are as follows:


       Year ending:                Amount
---------------------------  ------------------

           2005              $           34,468
           2006                           7,936
           2007                           8,468
           2008                           9,035
           2009                           4,214
                             ------------------
        Thereafter
           Total             $           64,121
                             ==================


NOTE 8 - ECONOMIC DEPENDENCE

         The Company sells a substantial portion of its product to one customer. During the first quarter of 2005 and 2004, sales to that customer aggregated 53% and 50%, respectively. As of March 31, 2005 and December 31, 2004, amounts due from that customer included in accounts receivable were 41% and 17%, respectively. Future operations of the Company depend on continuation of the manufacturing arrangement with that customer.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9 - COMMITMENTS

         The Company has entered into a lease agreements for its manufacturing and office facilities and certain manufacturing equipment with the Company's major shareholder and other parties. The rental charges are approximately $86,250 ($115,000 Canadian) per year for real property and $81,675 ($108,900 Canadian) per year for equipment. The real property lease expired December 31, 2004, and the equipment lease expires June 2005 through December 2008.

         The assets and liabilities under capital leases are recorded at the fair value of the asset. The assets are depreciated over the lower of their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2005 and 2004.

         Following is a summary of property held under capital leases:

                                                                   March 31,          December 31,
                                                                      2005                2004
                                                               ------------------  ------------------
Manufacturing Equipment                                        $          432,928  $          432,928
Less: Accumulated Depreciation                                            (63,052)            (57,640)
                                                               ------------------  ------------------

Net Assets Held Under Capital Lease                            $          369,876  $          375,288
                                                               ==================  ==================

         The minimum future lease payments under these leases for the next five years are:


    Ending December 31:                                          Real Property         Equipment
----------------------------                                   ------------------  -----------------
      2005                                                     $                -  $          67,097
      2006                                                                      -             50,338
      2007                                                                      -             50,338
      2008                                                                      -             19,508
      2009                                                                      -                  -
                                                               ------------------  -----------------
      Net Minimum Lease Payments                                                -            187,281
      Less: Amount Representing Interest                                        -            (97,404)
                                                               ------------------  -----------------
      Present Value of Net Minimum Lease Payment               $                -  $          89,877
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

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10 - STOCK INCENTIVE PLAN

         The Board of Directors has authorized and the Company has established the 2000 Incentive and Non-qualified Stock Option Plan. Under the plan the Company is authorized to issue up to 6,000,000 shares of the Company's common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of March 31, 2005, no options have been granted.

NOTE 11 - STOCK SPLIT

         On August 9, 2004, the Company changed its name from Laredo Investment Corp. To GFR Pharmaceuticals, Inc. In addition, a retroactive 30:1 reverse stock split was approved by shareholders. All references to stock in the accompanying financial statements reflect this stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operations

The Company is currently working on securing additional private label manufacturing contracts. The key target for private label sales are wholesale
distributors   of  health  food  nutrition   products.   GFR  is  also  pursuing
opportunities for direct sales to consumers through the Internet. GFR has entered into the OTC (Over the Counter) drug market with the introduction of Acetaminophen and A.S.A. products but has no signed contracts at this time.

Liquidity and Capital Resources

GFR's working capital ratio was 1.50 at March 31, 2005 compared to 1.35 at December 31, 2004. Current liabilities include a $142,633 promissory note payable to a party related to the major shareholder, which bears interest at 12% annually. These funds are repayable on demand, however the request for repayment occurring at this time is not expected.

GFR has a small business loan outstanding with a balance of 24,453 as at March 31, 2005. This loan bears interest at 10.15% and matures on September 15, 2005. The Company has a second business loan with an outstanding balance of $27,968 as of March 31, 2005. This loan bears interest at prime plus 1 percent, maturing August 23, 2009.

GFR acquired an additional $160 of manufacturing equipment in the first quarter of 2005. An additional $125,000 of manufacturing equipment is expected to be purchased in 2005 in order to meet demands for new private label sales.

Results of Operations



                                               For the Three Months Ended
                                                       March 31,
                                          ------------------------------------
                                                2005               2004
                                          -----------------  -----------------
Sales                                             1,374,801          1,200,654
Cost of Sales                                       917,163            907,280
                                          -----------------  -----------------
Gross Margin                                        457,638            293,374
Gross Profit Percentage                              33.29%             24.43%

Selling and Marketing Expenses                       48,992             82,051
Selling Expense as a % of Sales                       3.56%              6.83%

Admin. and Other Expenses                           334,266            274,165
Admin Expenses as a % of Sales                       24.31%             22.83%

For the three months ended March 31, 2005, sales were $174,147 higher than 2004 and are expected to continue to grow during 2005.

During the first quarter of 2005 and 2004 sales to Prairie Naturals Inc. were 53% and 50% respectively. GFR has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. and distributes under the Prairie Naturals Inc. name. GFR also has an exclusive written contract to manufacture one product that Prairie Naturals Inc. distributes for a third party private label.

Operating margins for the three months ending March 31, 2005 and 2004 were 33.29% and 24.43% of sales revenue. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses. Operating margins for the quarter are higher than the same period for 2004 in part because of the decrease in costs associated with initial runs of new products and the completion of jobs with lower margins in general.

General and administrative expenses for the three months ended March 31, 2005 and 2004 were 24.31% and 22.83% of sales. GFR anticipates realizing economies of scale as production volumes increase. This will be reflected favorably in the future by decreasing the percentage of sales for these expenses.

Effect of Inflation

GFR does not anticipate any financial impact, whether beneficial or detrimental, as a result of inflation.

ITEM 3. CONTROLS AND PROCEDURES

The  Company's  Chief  Executive   Officer  and  Chief  Financial   Officer  are
responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

(b) Changes in Internal Controls

         Based on this evaluation as of March 31, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                            GFR Pharmaceuticals, Inc.
                                  (Registrant)

DATE: May 16 ,2005            By: /s/ Richard Pierce
      ------------            --------------------------------------------------
                              Richard Pierce
                              President, C.E.O., Director

DATE: May 16, 2005            By: /s/  Marc Casavant
      ------------            --------------------------------------------------
                              Marc Casavant
                              C.F.O., Director