Form 10QSB
period 2005-06-30
GFR PHARMACEUTICALS INC
filed 2005-08-22
CIK 1096294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005
                                                 --------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 11, 2005 1,079,940


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                       (Unaudited)
                                         June 30,          December 31,
                                           2005                2004
                                    ------------------  ------------------
ASSETS
Current Assets:
Cash and Cash Equivalents           $                -  $                -
Accounts Receivable, Net                     1,275,470           1,537,243
Inventory                                    1,640,250           1,502,719
Prepaid expense                                 18,993                   -
                                    ------------------  ------------------

     Total Current Assets                    2,934,713           3,039,962
                                    ------------------  ------------------

Fixed Assets:
Manufacturing Equipment                        676,342             615,409
Office Equipment                               257,634             262,320
Furniture & Fixtures                             4,851               4,939
Leasehold improvements                          66,474              67,682
Property Held Under Capital Lease              353,269             432,928
                                    ------------------  ------------------
                                             1,358,570           1,383,278
Less Accumulated Depreciation                 (469,483)           (415,199)
                                    ------------------  ------------------
     Total Fixed Assets                        889,087             968,079
                                    ------------------  ------------------

     TOTAL ASSETS                   $        3,823,800  $        4,008,041
                                    ==================  ==================

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                                (Unaudited)
                                                                                  June 30,          December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                                     $        1,092,306  $        1,093,160
Bank Overdraft                                                                          106,910              24,306
Bank Line                                                                               330,480             643,902
Related Party Loans                                                                     146,431             139,159
Shareholder Payables                                                                    275,245             253,409
Current Portion of Obligations Under Capital Leases                                      38,136              57,721
Current Portion Long-Term Debt                                                           11,780              34,468
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        2,001,288           2,246,125
                                                                             ------------------  ------------------

Non-Current Liabilities:
Long-Term Debt                                                                           25,737              29,653
Lease Obligations                                                                        94,843             114,636
Deferred Tax Liability                                                                   58,143             169,986
                                                                             ------------------  ------------------

     Total Non-Current Liabilities                                                      178,723             314,275
                                                                             ------------------  ------------------

     Total Liabilities                                                                2,180,011           2,560,400
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 100,000,000
   shares authorized, 1,079,940 issued and outstanding
   at June 30, 2005 and December 31, 2004                                                 1,080               1,080
Additional Paid-in Capital                                                              698,961             698,961
Currency Translation Adjustment                                                         113,546              42,882
Retained Earnings (Deficit)                                                             830,202             704,718
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                       1,643,789           1,447,641
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $        3,823,800  $        4,008,041
                                                                             ==================  ==================



   The accompanying notes are an integral part of these financial statements.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     For the Three Months Ended         For the Six Months Ended
                                                              June 30,                          June 30,
                                                 ---------------------------------- ---------------------------------
                                                       2005              2004             2005             2004
                                                 -----------------  --------------- ----------------  ---------------
REVENUES
Sales                                            $       1,561,874  $     1,643,059 $      2,936,675  $     2,843,713
Cost of Sales                                              812,209        1,084,225        1,729,372        1,991,505
                                                 -----------------  --------------- ----------------  ---------------
Gross Margin                                               749,665          558,834        1,207,303          852,208
                                                 -----------------  --------------- ----------------  ---------------

EXPENSES
   Selling & Marketing                                      66,171           47,145          115,163          129,196
   General & Administrative                                445,154          140,302          540,701          241,151
   Consulting                                               20,111           38,551           38,256           80,194
   Depreciation Expense                                     31,353           30,732           60,666           57,800
   Salaries & Wages                                        167,529           94,603          358,790          199,208
                                                 -----------------  --------------- ----------------  ---------------
                                                           730,318          351,333        1,113,576          707,549
                                                 -----------------  --------------- ----------------  ---------------

Net Income (Loss) from Operations                           19,347          207,501           93,727          144,659
                                                 -----------------  --------------- ----------------  ---------------

Other Income (Expense)
   Interest, Net                                           (23,192)         (14,965)         (46,429)         (27,323)
   Currency Exchange, Net                                  (16,708)         (13,367)          93,465              147
                                                 -----------------  --------------- ----------------  ---------------

Net Income (Loss) Before Income Taxes                      (20,553)         179,169          140,763          117,483
Income Tax (Expense) Benefit                                 6,674          (23,542)         (15,279)         (62,218)
                                                 -----------------  --------------- ----------------  ---------------

NET INCOME (LOSS)                                $         (13,879) $       155,627 $        125,484  $        55,265
                                                 =================  =============== ================  ===============

Basic & Diluted Earnings Per Share               $          (0.01)  $          0.14 $           0.12  $          0.05
                                                 =================  =============== ================  ===============

Weighted Average Shares Outstanding                      1,079,940        1,079,940        1,079,940        1,079,940
                                                 =================  =============== ================  ===============






   The accompanying notes are an integral part of these financial statements.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    For The Six Months Ended
                                                                                            June 30,
                                                                              -------------------------------------
                                                                                    2005                2004
                                                                              -----------------  ------------------
Cash Flows From Operating Activities
   Net income (loss) for the period                                           $         125,484  $           55,265
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Currency Translation Adjustment                                                    (42,975)             69,363
     Depreciation and Amortization                                                       54,266              72,798
     Decrease (Increase) in Receivables                                                 334,569            (357,937)
     Decrease (Increase) in Inventory                                                  (137,384)           (162,591)
     Decrease (Increase) in Prepaid Expense                                             (18,991)             (5,607)
     Increase in Accounts Payable & Accrued Liabilities                                 (68,692)            266,036
     Increase (Decrease) in Bank Overdraft                                               82,597              69,241
     Increase (Decrease) in Deferred Tax Liability                                            -              (4,901)
                                                                              -----------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                     328,874               1,667
                                                                              -----------------  ------------------

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                    24,830            (137,850)
                                                                              -----------------  ------------------
Net Cash Used by Investing Activities                                                    24,830            (137,850)
                                                                              -----------------  ------------------

Cash Flows From Financing Activities
   Proceeds/Payments on Bank Line                                                      (313,452)            189,284
   Proceeds (Payments) Shareholder Payables                                              21,811                   -
   Proceeds (Payments) Long-term Debt/Capital Lease Obligations                         (62,063)            (53,101)
                                                                              -----------------  ------------------
Net Cash Provided by (Used in) Financing Activities                                    (353,704)            136,183
                                                                              -----------------  ------------------

Increase (Decrease) in Cash                                                                   -                   -
Cash at beginning of period                                                                   -                   -
                                                                              -----------------  ------------------
Cash at End of Period                                                         $               -  $                -
                                                                              =================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                            $          38,683  $           27,323
                                                                              =================  ==================
   Income taxes paid during the period                                        $               -  $           15,200
                                                                              =================  ==================

Supplemental Disclosure of Non-cash Investing and Financing Activities
   None



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

Interim Reporting

         The unaudited financial statements as of June 30, 2005,and for the three and six months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

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

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) per Share

         Basic earnings (loss) per share has been computed by dividing the income (loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2005 and 2004.

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

NOTE 2 - ACCOUNTS RECEIVABLE

         As of June 30, 2005 and December 31, 2004, accounts receivable consisted of the following:

                                                        June 30,       December 31,
                                                          2005               2004
                                                   ------------------  -----------------

Accounts Receivable                                $        1,355,261  $       1,630,830
Less: Allowance for Doubtful Accounts                         (79,791)           (93,587)
                                                   ------------------  -----------------

Total Accounts Receivable                          $        1,275,470  $       1,537,243
                                                   ==================  =================

         The allowance for doubtful accounts is based on management estimate of 75% of receivables over 120 days outstanding.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3 - INVENTORY

         Inventory is valued at lower of cost or market. As of June 30, 2005 and December 31, 2004, inventory consists of the following:


                                         June 30,          December 31
                                           2005                2004
                                    ------------------  ------------------
Raw materials                       $        1,034,811  $          937,864
Work in process                                312,408             229,032
Finished Goods                                 293,031             335,823
                                    ------------------  ------------------

Total Inventory                     $        1,640,250  $        1,502,719
                                    ==================  ==================


NOTE 4 - INCOME TAXES

         The provision for income taxes consists of Canadian federal and provincial and territorial income tax. For the three and six months ended June 30, 2005, income tax benefit (expense) has been estimated as $6,674 and ($15,279), respectively. For the same periods in 2004, it was estimated as ($23,542) and ($62,218).

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax liability of $58,143 and $169,986 as of June 30, 2005 and December 31, 2004. The deferred tax liability is the result of excess depreciation for income tax purposes over the amount for financial reporting purposes.

NOTE 5 - RELATED PARTY TRANSACTIONS

         As of June 30, 2005, a major shareholder of the Company gave the Company an unsecured line of credit of up to $310,125 (375,000 Canadian). As of June 30, 2005, the Company owes $275,245 (337,310 Canadian)against this line of credit.

         Richard Pierce, CEO of Laredo and Lucretia Schanfarber, former Vice President of Sales, hold contracts with GFR Health, Inc. (Formerly R&L Health Inc.) that licenses their names and images for use on certain products. Each are paid a quarterly bonus of 10% of GFR Health, Inc. profits before income taxes, depreciation, and amortization are deducted as expenses. As of June 30, 2005 and 2004, $8,184 and $23,855 were accrued or paid.

         As of April 1, 2004, Ms. Schanfarber is no longer being paid this licence fee as her name and image has been removed from all products.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - SHORT-TERM OBLIGATIONS

                                                                                  June 30,          December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
Promissory note, repayable to related parties upon
   demand, including interest at 12%                                         $          146,431  $          139,159
                                                                             ==================  ==================

         The Company has a line of credit with a bank with a total amount owing of $330,480 and $643,902 as of June 30, 2005 and December 31, 2004,
respectively. This line carries an interest rate of prime plus 1.5 and a total available credit of $693,600 ($850,000 Canadian) as of December 31, 2004. The line is secured by certain manufacturing equipment of the Company.

NOTE 7 - LONG-TERM DEBT

                                                                                  June 30,          December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
TDBank Small Business  loan,  repayable in monthly  installments  $2,515 ($3,973
Canadian), including interest at 10.15%, maturing September 15, 2005, secured by
certain manufacturing equipment of the Company                               $           11,780  $           26,959

Business Development Bank of Canada Loan, repayable in
monthly installments $657 ($830 Canadian), including interest
at prime plus 1%, maturing August 23, 2009                                               25,737              37,162

Less current portion of long-term debt                                                  (11,780)            (34,468)
                                                                             ------------------  ------------------

                                                                             $           25,737  $           29,653
                                                                             ==================  ==================

         Principal payments due on long-term debt for each of the five years subsequent to December 31, 2004 and thereafter are as follows:


       Year ending:                Amount
---------------------------  ------------------
           2005              $            6,945
           2006                           7,551
           2007                           8,117
           2008                           8,726
           2009                           6,178
                             ------------------
        Thereafter
           Total             $           37,517
                             ==================

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8 - ECONOMIC DEPENDENCE

         The Company sells a substantial portion of its product to one customer. During the first quarter of 2005 and 2004, sales to that customer aggregated 49% and 52%, respectively. As of June 30, 2005 and December 31, 2004, amounts due from that customer included in accounts receivable were 41% and 17%, respectively. Future operations of the Company depend on continuation of the manufacturing arrangement with that customer.

NOTE 9 - COMMITMENTS

         The Company has entered into lease agreements for its manufacturing and office facilities and certain manufacturing equipment with the Company's major shareholder and other parties. The rental charges are approximately $83,840 ($115,000 Canadian) per year for real property and $88,862 ($108,900 Canadian) per year for equipment. The real property lease expired December 31, 2004, and the equipment lease expires June 2005 through December 2008.

         The assets and liabilities under capital leases are recorded at the fair value of the asset. The assets are depreciated over the lower of their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2005 and 2004.

         Following is a summary of property held under capital leases:


                                                  June 30,          December 31,
                                                    2005                2004
                                             ------------------  ------------------
Manufacturing Equipment                      $          353,269  $          432,928
Less: Accumulated Depreciation                          (55,867)            (57,640)
                                             ------------------  ------------------

Net Assets Held Under Capital Lease          $          297,402  $          375,288
                                             ==================  ==================

         The minimum future lease payments under these leases for the next five years are:

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


    Ending December 31:                                          Real Property         Equipment
----------------------------                                   ------------------  -----------------
      2005                                                     $                  -$          67,097
      2006                                                                      -             50,338
      2007                                                                      -             50,338
      2008                                                                      -             19,508
      2009                                                                      -                  -
                                                               ------------------  -----------------
      Net Minimum Lease Payments                                                -            187,281
      Less: Amount Representing Interest                                        -            (97,404)
                                                               ------------------  -----------------
      Present Value of Net Minimum Lease Payment               $                  -$          89,877
                                                               ==================  =================

         The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

         During 2002, the Company entered into a lease agreement for warehouse space. The lease is month to month with a six month notice of termination clause. Under the terms of the lease agreement, the monthly rent charge is approximately $4,488 ($5,500 Canadian).

NOTE 10 - STOCK INCENTIVE PLAN

         The Board of Directors has authorized and the Company has established the 2000 Incentive and Non-qualified Stock Option Plan. Under the plan the Company is authorized to issue up to 6,000,000 shares of the Company's common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of June 30, 2005, no options have been granted.

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

Liquidity and Capital Resources

GFR's working capital ratio was 1.47 at June 30, 2005 compared to 1.35 at December 31, 2004. Current liabilities include a $146,431 promissory note payable to a party related to the major shareholder, which bears interest at 12% annually. These funds are repayable on demand, however the request for repayment occurring at this time is not expected.

GFR has a small business loan outstanding with a balance of $11,780 as of June 30, 2005. This loan bears interest at 10.15% and matures on September 15, 2005. The Company has a second business loan with an outstanding balance of $25,737 as of June 30, 2005. This loan bears interest at prime plus 1 percent, maturing August 23, 2009.

GFR did not acquired any manufacturing equipment in the second quarter of 2005. An additional $125,000 of manufacturing equipment is expected to be purchased in 2005 in order to meet demands for new private label sales.

Results of Operations

                                             For the Three Months Ended            For the Six Months Ended
                                                      June 30,                             June 30,
                                         -----------------------------------  ----------------------------------
                                                2005              2004              2005              2004
                                         ------------------ ----------------  ----------------- ----------------
Sales                                    $        1,561,874 $      1,643,059  $       2,936,675 $      2,843,713
Cost of Sales                                       812,209        1,084,225          1,729,372        1,991,505
                                         ------------------ ----------------  ----------------- ----------------
Gross Margin                                        749,665          558,834          1,207,303          852,208
Gross Profit Percentage                              48.00%           34.02%             41.12%           29.97%

Selling and Marketing Expenses                       66,171           47,145            115,163          129,196
Selling Expense as a % of Sales                       4.24%            2.87%              3.93%            4.55%

Admin. and Other Expenses                           664,147          304,188            998,413          578,353
Admin Expenses as a % of Sales                       42.53%           18.52%             34.00%           20.34%

For the six months ended June 30, 2005, sales were $92,962 higher than 2004 and are expected to continue to grow during 2005.

During the second quarter of 2005 and 2004 sales to Prairie Naturals Inc. were 49% and 52% respectively. GFR has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. and distributes under the Prairie Naturals Inc. name. GFR also has an exclusive written contract to manufacture one product that Prairie Naturals Inc. distributes for a third party private label.

Operating margins for the three and six months ending June 30, 2005 were 48.00% and 41.12% and for the same periods in 2004 34.02% and 29.97% of sales revenue. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses. Operating margins for the quarter are higher than the same period for 2004 in part because of the decrease in costs associated with initial runs of new products and the completion of jobs with higher margins in general.

General and administrative expenses for the three and six months ended June 30, 2005 were 42.53% and 34.00% of sales and for the same periods in 2004 were 18.52% and 20.34%. GFR anticipates realizing economies of scale as production volumes increase. This will be reflected favorably in the future by decreasing the percentage of sales for these expenses.

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

(b) Changes in Internal Controls

         Based on this evaluation as of June 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                             GFR Pharmaceuticals, Inc.
                                                   (Registrant)

DATE: August 19 ,2005         By: /s/ Richard Pierce
      ---------------         --------------------------------------------------
                              Richard Pierce
                              President, C.E.O., Director

DATE: August 19, 2005         By: /s/  Marc Casavant
      ---------------         --------------------------------------------------
                              Marc Casavant
                              C.F.O., Director