Form 10QSB
period 2005-09-30
GFR PHARMACEUTICALS INC
filed 2005-11-22
CIK 1096294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005
                                              -------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: November 21, 2005 1,079,940

         Transitional  Small Business  Disclosure  Format (check one)
Yes []; No [X]

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                (Unaudited)
                                                                               September 30,        December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash and Cash Equivalents                                                    $                -  $                -
Accounts Receivable, Net                                                              1,314,357           1,537,168
Inventory                                                                             2,006,703           1,502,719
Prepaid expense                                                                          14,285                   -
                                                                             ------------------  ------------------

     Total Current Assets                                                             3,335,345           3,039,887
                                                                             ------------------  ------------------

Fixed Assets:
Manufacturing Equipment                                                                 733,440             615,409
Office Equipment                                                                        271,921             262,320
Furniture & Fixtures                                                                      5,120               4,939
Leasehold Improvements                                                                   70,160              67,682
Property Held Under Capital Lease                                                       353,269             432,928
                                                                             ------------------  ------------------
                                                                                      1,433,910           1,383,278
Less Accumulated Depreciation                                                          (528,118)           (415,199)
                                                                             ------------------  ------------------
     Total Fixed Assets                                                                 905,792             968,079
                                                                             ------------------  ------------------

     TOTAL ASSETS                                                            $        4,241,137  $        4,007,966
                                                                             ==================  ==================

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                                (Unaudited)
                                                                               September 30,        December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                                     $        1,351,674  $        1,093,235
Bank Overdraft                                                                          144,358              24,306
Bank Line                                                                               297,132             643,902
Related Party Loans                                                                     163,442             139,159
Shareholder Payables                                                                    274,096             253,409
Current Portion of Obligations Under Capital Leases                                      41,277              57,721
Current Portion Long-Term Debt                                                            8,578              34,468
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        2,280,557           2,246,200
                                                                             ------------------  ------------------

Non-Current Liabilities:
Long-Term Debt                                                                           24,305              29,653
Lease Obligations                                                                        84,495             114,636
Deferred Tax Liability                                                                   79,920             169,986
                                                                             ------------------  ------------------

     Total Non-Current Liabilities                                                      188,720             314,275
                                                                             ------------------  ------------------

     Total Liabilities                                                                2,469,277           2,560,475
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 100,000,000
   shares authorized, 1,079,940 issued and outstanding
   at September 30, 2005 and December 31, 2004                                            1,080               1,080
Additional Paid-in Capital                                                              698,961             698,961
Currency Translation Adjustment                                                         587,970             353,914
                                                                                        =======
Retained Earnings (Deficit)                                                             483,849             393,536
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                       1,771,860           1,447,491
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $        4,241,137  $        4,007,966
                                                                             ==================  ==================


   The accompanying notes are an integral part of these financial statements.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     For the Three Months Ended         For the Nine Months Ended
                                                           September 30,                      September 30,
                                                 ---------------------------------- ---------------------------------
                                                       2005              2004             2005             2004
                                                 -----------------  --------------- ----------------  ---------------
REVENUES
Sales                                            $       1,790,877  $     1,109,409 $      4,727,551  $     3,953,122
Cost of Sales                                            1,342,249          820,979        3,457,572        2,812,484
                                                 -----------------  --------------- ----------------  ---------------
Gross Margin                                               448,628          288,430        1,269,979        1,140,638
                                                 -----------------  --------------- ----------------  ---------------

EXPENSES
   Selling & Marketing                                      34,855           29,660          150,018          158,856
   General & Administrative                                202,365          131,227          357,116          372,378
   Consulting                                               14,352  37,923                    52,608          118,117
   Depreciation Expense                                     32,136           31,422           92,802           89,222
   Salaries & Wages                                         63,488          114,122          422,277          313,330
                                                 -----------------  --------------- ----------------  ---------------
                                                           347,196          344,354        1,074,821        1,051,903
                                                 -----------------  --------------- ----------------  ---------------

Net Income (Loss) from Operations                          101,432          (55,924)         195,158           88,735

Other Income (Expense)
   Interest, Net                                            (1,720)         (14,940)         (48,148)         (42,263)
   Currency Exchange, Net                                   (1,705)             143           (1,344)               4
                                                 -----------------  --------------- ----------------  ---------------

Net Income (Loss) Before Income Taxes                       98,007          (70,721)         145,666           46,476
Income Tax (Expense) Benefit                               (22,973)         (31,495)         (55,353)         (93,713)
                                                 -----------------  --------------- ----------------  ---------------

NET INCOME (LOSS)                                $          75,034  $      (102,216)$         90,313  $       (47,237)
                                                 =================  =============== ================  ===============

Basic & Diluted Earnings Per Share               $            0.07  $        (0.10) $           0.08  $        (0.04)
                                                 =================  =============== ================  ===============

Weighted Average Shares Outstanding                      1,079,940        1,079,940        1,079,940        1,079,940
                                                 =================  =============== ================  ===============






   The accompanying notes are an integral part of these financial statements.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For The Nine Months Ended
                                                                                          September 30,
                                                                              -------------------------------------
                                                                                    2005                2004
                                                                              -----------------  ------------------
Cash Flows From Operating Activities
   Net income (loss) for the period                                           $          90,313  $          (47,237)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Currency Translation Adjustment                                                    234,056             142,262
     Depreciation and Amortization                                                      112,919             119,927
     Decrease (Increase) in Receivables                                                 217,097            (265,458)
     Decrease (Increase) in Inventory                                                  (503,984)           (353,831)
     Decrease (Increase) in Prepaid Expense                                             (14,285)             (6,219)
     Increase in Accounts Payable & Accrued Liabilities                                 258,440             345,438
     Increase (Decrease) in Bank Overdraft                                              120,052              59,051
     Increase (Decrease) in Deferred Tax Liability                                      (84,351)              4,337
                                                                              -----------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                     430,257              (1,730)
                                                                              -----------------  ------------------

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                   (50,632)           (237,184)
                                                                              -----------------  ------------------
Net Cash Used by Investing Activities                                                   (50,632)           (237,184)
                                                                              -----------------  ------------------

Cash Flows From Financing Activities
   Proceeds/Payments on Bank Line                                                      (346,770)            250,076
   Proceeds (Payments) Shareholder Payables                                              20,687              14,175
   Proceeds (Payments) Long-term Debt/Capital Lease Obligations                         (53,542)            (25,337)
                                                                              -----------------  ------------------
Net Cash Provided by (Used in) Financing Activities                                    (379,625)            238,914
                                                                              -----------------  ------------------

Increase (Decrease) in Cash                                                                   -                   -
Cash at beginning of period                                                                   -                   -
                                                                              -----------------  ------------------
Cash at End of Period                                                         $               -  $                -
                                                                              =================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                            $          48,257  $           42,263
                                                                              =================  ==================
   Income taxes paid during the period                                        $               -  $           15,200
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

Interim Reporting

         The unaudited financial statements as of September 30, 2005,and for the three and nine months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Earnings (Loss) per Share

         Basic earnings (loss) per share has been computed by dividing the income (loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2005 and 2004.

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

NOTE 2 - ACCOUNTS RECEIVABLE

         As of September 30, 2005 and December 31, 2004, accounts receivable consisted of the following:

                                                     September 30,     December 31,
                                                          2005               2004
                                                   ------------------  -----------------
Accounts Receivable                                $        1,398,573  $       1,630,830
Less: Allowance for Doubtful Accounts                         (84,216)           (93,662)
                                                   ------------------  -----------------

Total Accounts Receivable                          $        1,314,357  $       1,537,168
                                                   ==================  =================

         The allowance for doubtful accounts is based on management estimate of 75% of receivables over 120 days outstanding.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3 - INVENTORY

         Inventory is valued at lower of cost or market. As of September 30, 2005 and December 31, 2004, inventory consists of the following:


                                      September 30,        December 31
                                           2005                2004
                                    ------------------  ------------------
Raw materials                       $        1,274,913  $          937,864
Work in process                                426,053             229,032
Finished Goods                                 305,737             335,823
                                    ------------------  ------------------

Total Inventory                     $        2,006,703  $        1,502,719
                                    ==================  ==================


NOTE 4 - INCOME TAXES

         The provision for income taxes consists of Canadian federal and provincial and territorial income tax. For the three and nine months ended September 30, 2005, income tax benefit (expense) has been estimated as ($22,973) and ($55,353), respectively. For the same periods in 2004, it was estimated as ($31,495) and ($93,713).

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax liability of $79,920 and $169,986 as of September 30, 2005 and December 31, 2004. The deferred tax liability is the result of excess depreciation for income tax purposes over the amount for financial reporting purposes.

NOTE 5 - RELATED PARTY TRANSACTIONS

         As of September 30, 2005, a major shareholder, Richard Pierce, CEO and Director of the Company gave the Company an unsecured line of credit of up to $322,875 (375,000 Canadian). As of September 30, 2005, the Company owes $274,096 (318,346 Canadian) against this line of credit.

         Richard Pierce, CEO of GFR Pharnaceuticals, Inc. and Lucretia Schanfarber, former Vice President of Sales, hold contracts with GFR Health, Inc. (Formerly R&L Health Inc.) that license their names and images for use on certain products. Each are paid a quarterly bonus of 10% of GFR Health, Inc. profits before income taxes, depreciation, and amortization are deducted as expenses. As of September 30, 2005 and 2004, $7,973 and $40,026 were accrued or paid.

         As of April 1, 2004, Ms. Schanfarber is no longer being paid this license fee as her name and image has been removed from all products.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6 - SHORT-TERM OBLIGATIONS

                                                                               September 30,        December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
Promissory note, repayable to related parties upon
   demand, including interest at 12%                                         $          163,442  $          139,159
                                                                             ==================  ==================

         The Company has a line of credit with a bank with a total amount owing of $297,132 and $643,902 as of September 30, 2005 and December 31, 2004,
respectively. This line carries an interest rate of prime plus 1.5 and a total available credit of $409,000 ($500,000 Canadian) and $693,600 ($850,000
Canadian) as of December 31, 2004, respectively. The line is secured by certain manufacturing equipment of the Company.

NOTE 7 - LONG-TERM DEBT

                                                                               September 30,        December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
TDBank Small Business  loan,  repayable in monthly  installments  $2,515 ($3,973
Canadian), including interest at 10.15%, maturing September 15, 2005, secured by
certain manufacturing equipment of the Company                               $            1,163  $           26,959

Business Development Bank of Canada Loan, repayable in
monthly installments $657 ($830 Canadian), including interest
at prime plus 1%, maturing August 23, 2009                                               31,720              37,162

Less current portion of long-term debt                                                   (8,578)            (34,468)
                                                                             ------------------  ------------------

                                                                             $           24,305  $           29,653
                                                                             ==================  ==================

         Principal payments due on long-term debt for each of the five years subsequent to December 31, 2004 and thereafter are as follows:



       Year ending:                Amount
---------------------------  ------------------
           2005              $            6,945
           2006                           7,551
           2007                           8,117
           2008                           8,726
           2009                           6,178
                             ------------------
        Thereafter
           Total             $           37,517
                             ==================

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8 - ECONOMIC DEPENDENCE

         The Company sells a substantial portion of its product to one customer, Prairie Naturals, Inc. During the third quarter of 2005 and 2004, sales to that customer aggregated 42% and 52%, respectively. As of September 30, 2005 and December 31, 2004, amounts due from that customer included in accounts receivable were 32% and 17%, respectively. Future operations of the Company depend on continuation of the manufacturing arrangement with that customer.

NOTE 9 - COMMITMENTS

         The Company has entered into lease agreements for its manufacturing and office facilities and certain manufacturing equipment with the Company's major shareholder and other parties. The rental charges are approximately $83,840 ($115,000 Canadian) per year for real property and $88,862 ($108,900 Canadian) per year for equipment. The real property lease expired December 31, 2004, and the equipment lease expires July 2005 through December 2008.

         The assets and liabilities under capital leases are recorded at the fair value of the asset. The assets are depreciated over the lower of their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2005 and 2004.

         Following is a summary of property held under capital leases:


                                           September 30,        December 31,
                                                2005                2004
                                         ------------------  ------------------
Manufacturing Equipment                  $          353,269  $          432,928
Less: Accumulated Depreciation                      (73,876)            (57,640)
                                         ------------------  ------------------

Net Assets Held Under Capital Lease      $          279,393  $          375,288
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

         During 2002, the Company entered into a lease agreement for warehouse space. The lease is month to month with a six month notice of termination clause. Under the terms of the lease agreement, the monthly rent charge is approximately $4,499 ($5,500 Canadian).

NOTE 10 - STOCK INCENTIVE PLAN

         The Board of Directors has authorized and the Company has established the 2000 Incentive and Non-qualified Stock Option Plan. Under the plan the Company is authorized to issue up to 6,000,000 shares of the Company's common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of September 30, 2005, no options have been granted.

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

Liquidity and Capital Resources

GFR's working capital ratio was 1.46 at September 30, 2005 compared to 1.35 at December 31, 2004. Current liabilities include a $163,442 promissory note payable to George and Francina Pierce, parents of Richard Pierce, CEO and Director of the Company, which bears interest at 12% annually. These funds are repayable on demand, however the request for repayment occurring at this time is not expected.

GFR has a small business loan outstanding with a balance of $1,163 as of September 30, 2005. This loan bears interest at 10.15% and matures on September 15, 2005. The Company has a second business loan with an outstanding balance of $31,720 as of September 30, 2005. This loan bears interest at prime plus 1 percent, maturing August 23, 2009.

GFR did not acquired any manufacturing equipment in the third quarter of 2005. An additional $125,000 of manufacturing equipment is expected to be purchased in 2005 in order to meet demands for new private label sales. GFR is planning to lease and additional $200,000 over the next twelve months.

Results of Operations

                                             For the Three Months Ended           For the Nine Months Ended
                                                    September 30,                       September 30,
                                         -----------------------------------  ----------------------------------
                                                2005              2004              2005              2004
                                         ------------------ ----------------  ----------------- ----------------
Sales                                    $        1,790,877 $      1,109,409  $       4,727,551 $      3,953,122
Cost of Sales                                     1,342,249          820,979          3,457,572        2,812,484
                                         ------------------ ----------------  ----------------- ----------------
Gross Margin                                        448,628          288,430          1,269,979        1,140,638
Gross Profit Percentage                              25.05%           26.00%             26.86%           28.85%

Selling and Marketing Expenses                       34,855           29,660            150,018          158,856
Selling Expense as a % of Sales                       1.95%            2.67%              3.17%            4.02%

Admin. and Other Expenses                           202,365          131,227            357,116          372,378
Admin Expenses as a % of Sales                       11.30%           11.83%              7.55%            9.42%

For the nine months ended September 30, 2005, sales were $774,429 higher than 2004 and are expected to continue to grow during 2005.

During the third quarter of 2005 and 2004 sales to Prairie Naturals Inc. were 42% and 52% respectively. GFR has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. and distributes under the Prairie Naturals Inc. name. GFR also has an exclusive written contract to manufacture one product that Prairie Naturals Inc. distributes for a third party private label.

Operating margins for the three and nine months ending September 30, 2005 were 25.05% and 26.86% and for the same periods in 2004 26.00% and 28.85% of sales revenue. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses. Operating margins for the quarter are lower than the same period for 2004 in part because of the increase in costs of raw materials. In particular the cost of whey protein which comprised 26 percent of purchases in the first three quarters of 2005 and increased in price by 25 percent over the same period in 2004. Selling prices of finished goods containing this item are locked in with GFR's customers until 2006 at which point they will be renegotiated and margins should return to pre- increase levels.

General and administrative expenses for the three and nine months ended September 30, 2005 were 11.30% and 7.55% of sales and for the same periods in 2004 were 11.83% and 9.424%. GFR anticipates realizing economies of scale as production volumes increase. This will be reflected favorably in the future by decreasing the percentage of sales for these expenses.

Foreign Currency Gains and Loses

Foreign currency gains and losses are the result of fluctuations in the exchange rate between Canada and our Foreign customers and vendors. Our foreign currency gains and losses result primarily due to the purchasing of raw materials in foreign currencies from both inside and outside Canada. During the three and nine months ended September 30, 2005, we purchased approximately 59% and 64% of our raw materials in U.S. dollars compared to 38% and 36% for the three months and nine months ended September 30, 2004. We also have sales to foreign countries amounting to approximately 1% of our total sales for the three and nine months ended September 30, 2005 and for the year ended December 31, 2004. Foreign currency gains increased by $1,848 and 1,348 to $1,705 and $1,344 for the three and nine months ended September 30, 2005 from $143 and 4 for the three and nine months ended September 30, 2004. We expect or purchases and sales in foreign currencies to remain relatively constant over the next twelve months. Because exchange rates are outside our control, however, exchange gains and losses are unpredictable.

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

(b) Changes in Internal Controls

         Based on this evaluation as of September 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                             GFR Pharmaceuticals, Inc.
                                                   (Registrant)

DATE: November 21 ,2005                      By: /s/ Richard Pierce
      -----------------                      -----------------------------------
                                             Richard Pierce
                                             President, C.E.O., Director
                                             (Principal Executive Officer)

DATE: November 21 ,2005                      By: /s/  Marc Casavant
      -----------------                      -----------------------------------
                                             Marc Casavant
                                             C.F.O.
                                             (Principal Accounting Officer)