Form 10KSB/A
period 2004-12-31
GFR PHARMACEUTICALS INC
filed 2005-12-29
CIK 1096294

U.S. Securities and Exchange Commission

                              Washington, Dc 20549


                                  FORM 10-KSB/A



           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2004
                                             -----------------

                        Commission file number 000-27959

                            GFR Pharmaceuticals, Inc.
                            -------------------------
                 (Name of small business issuer in its charter)


             Nevada                                     77-0517964
---------------------------------           ------------------------------------
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

Documents Incorporated by Reference:  Certain exhibits



                                Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2004 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC"). We have restated our balance sheet at December 31, 2004, and statements of income, stockholders' equity and cash flows for the year ended December 31, 2004. The restatement impacts the year ended December 31, 2004, but has no effect on the financial statements issued in prior fiscal years. The restatement corrects an error within the currency translation adjustment, which was expensed in error. The impact of the restatement reduced net income by $311,113, net of tax and reduced earnings per share from $0.38 to $0.10 for the year ended December 31, 2004.

For convenience and ease of reference we are filing this Annual Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of April 13, 2005, the filing date of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Accordingly, this Amendment No. 1 to the Annual Report on Form 10-KSB/A should be read in conjunction with our subsequent filings with the SEC.

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


Currently, GFR Pharmaceuticals, Inc. manufactures nutritional supplements under private label contracts with wholesale distributors. During 2004 and 2003, one private label customer, Prairie Naturals, Inc. has comprised approximately 41% and 45%, respectively of GFR Pharmaceuticals, Inc.'s sales.


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

                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER.

Market Information

GFR Pharmaceuticals, Inc.'s stock has been listed for sale on the OTC Electronic Bulletin Board under the symbol "GFRP." The high and low bid prices of the Common Stock of GFR Pharmaceuticals, Inc. have been as follows:


         Period                       High                Low
-----------------------        ------------------  ------------------
      1st Qtr 2004             $        0.100      $        0.060
      2nd Qtr 2004                      0.110               0.040
      3rd Qtr 2004                      1.450               0.020
      4thQtr 2004                       1.300               0.350

      1st Qtr 2003             $        0.160      $        0.020
      2nd Qtr 2003                      0.180               0.040
      3rd Qtr 2003                      0.160               0.050
      4thQtr 2003                       0.170               0.070

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


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS.


We have restated our balance sheet at December 31, 2004, and statements of income, stockholders' equity and cash flows for the year ended December 31, 2004. The restatement impacts the year ended December 31, 2004, but has no effect on the financial statements issued in prior fiscal years. The restatement corrects an error within the currency translation adjustment, which was expensed in error. The impact of the restatement reduced net income by $311,113, net of tax and reduced earnings per share from $0.38 to $0.10 for the year ended December 31, 2004.


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

Results of Operations


                                                2004                2003
                                            ---------------  ------------------
Sales                                       $     5,859,763  $        5,042,189
Cost of Sales                                     4,207,405           3,712,178
Gross Profit                                      1,652,358           1,330,011
Gross Profit Margin                                  28.20%              26.38%
Administrative Expenses                           1,490,334             889,320
Administrative Expenses as a % of Sales              25.43%              17.64%

For the year ended December 31, 2004, sales were  approximately  $818,000 higher than 2003 and are expected to continue to grow during 2005. During 2004 and 2003, 41% and 45% of sales, respectively were to Prairie Naturals Inc., a wholesale distributor for which GFR Pharmaceuticals, Inc. manufactures private label products. GFR Pharmaceuticals, Inc. has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. distributes under the Prairie Naturals Inc. name. GFR Pharmaceuticals, Inc. also has an exclusive written contract to manufacture one product that Prairie Naturals Inc, distributes for a third party private label.


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


Income Taxes

The effective tax rate decreased from approximately 48 percent at December 31, 2003 to approximately 22 percent at December 31, 2004. This decrease was due to differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The primary difference are the result of excess depreciation and capital cost allowance for income tax purposes over the amount of depreciation expense for financial reporting purposes.

Foreign Currency Gains and Loses

Foreign currency gains and losses are the result of fluctuations in the exchange rate between Canada and our Foreign customers and vendors. Our foreign currency gains and losses result primarily due to the our purchasing of raw materials in foreign currencies from both inside and outside Canada. During 2004 we purchased approximately 43% of our raw materials in U.S. dollars compared to 32% for 2003. We also have sales to foreign countries amounting to approximately 1% of our total sales for 2004 and none in 2003. Foreign currency gains increased by $32,936 to $34,419 in 2004 from $1,483 in 2003. We expect or purchases and sales in foreign currencies to remain relatively constant over the next twelve months. Because exchange rates are outside our control, however, exchange gains and losses are unpredictable.

Effect of Inflation

GFR Pharmaceuticals, Inc. does not anticipate any financial impact, whether beneficial or detrimental, as a result of inflation.

Critical Accounting Policies


Our critical accounting policies are those which we believe require significant judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A discussion of our critical accounting policies is set forth below. A complete discussion of all our accounting policies can be found in the Notes to our Financial Statements included as part of this Report.

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

In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS - AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4 previously stated that"...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs maybe so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after Jun 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

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


ITEM 8A. CONTROLS AND PROCEDURES


RESTATEMENT

On September 23, 2005, our independent auditors, Robison, Hill & Co., informed our principal executive officer and principal financial officer that they had discovered and error in our financial statements for the year ended December 31, 2004.

The error relates to the translation of our financial statements from Canadian dollars to U.S. dollars for reporting purposes. The error impacts the year ended December 31, 2004, but has no effect on the financial statements issued in prior fiscal years. The restatement corrects an error within the currency translation adjustment, which should be reported in the equity section of the balance sheet, but was reported in error in the income statement. The impact of the restatement reduced net income by $311,113, net of tax and reduced earnings per share from $0.38 to $0.10 for the year ended December 31, 2004.

Following our discussion with Robison, Hill & Co., our principal executive officer and principal financial officer determined that the December 31, 2004 financial statements should be restated to reflect the correction of this error. We have restated our balance sheet at December 31, 2004, and statements of income, stockholders' equity and cash flows for the year ended December 31, 2004.

In connection with the restatement, the principal executive officer and principal financial officer of GFR Pharmaceuticals, Inc. have reevaluated GFR Pharmaceuticals, Inc.'s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and identified the a material weakness in internal controls over financial reporting with respect to a failure to ensure correct reporting of foreign currency translation adjustments.

The principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2004, March 31, 2005, or June 30, 2005.

REMEDIATION OF MATERIAL WEAKNESS IN INTERNAL CONTROL

We are confident that, as of this filing, we have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for foreign currency translation adjustments. The remedial actions included changes to our software properly position the translation adjustments in the equity section of the balance sheet, improved training, education and accounting reviews designed to ensure that all relevant personnel involved in foreign currency translation adjustments understand and apply proper reporting of currency translation adjustments.

As previously reported, there were no significant changes in GFR Pharmaceuticals, Inc. internal control over financial reporting during the Company's fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, subsequent to June 30, 2005, we took remedial actions described above.



ITEM 8B.          OTHER INFORMATION

None

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Business Experience Of Management


Richard Pierce, Age 44, President and CEO, Director, Chairman of the Board of Directors.


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

Marc Casavant, Age 42, Chief Financial Officer

Mr. Casavant joined GFR Pharmaceuticals, Inc. as Chief Financial Officer in April 2000 through April 2001 and from October 2002 to present. During his absence he took a leave of abscence. From March 1998 to April 2000, he was Vice President of Operations for Basic Sports Nutrition, Surrey, British Columbia. During 1996 to March 1998 Mr. Casavant served as Plant Manager for Nu-Life Nutrition, Maple Ridge, British Columbia. During 1995 through 1997 he was Controller of Nutrion Health & Fitness, Maple Ridge, British Columbia. During 1993 to 1995, Mr. Casavant was Controller of Majestic Marketing Ltd., White Rock, British Columbia. From 1989 to 1993, he was the Senior Accountant for Ebco Industries, Ltd., in Richmond, British Columbia. Mr. Casavant obtained a Business Administration Diploma in 1985 from Okanagan College, Kelowna, British Columbia.

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


Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers, however; the senior financial officer Marc Casavant carries out his function under the code of ethics and rules of professional conduct as outlined by the Society of Certified General Accountants of British Columbia.



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


  Title of         Name and Address            Amount and Nature         % of
   Class         of Beneficial Owner        of Beneficial Ownership     Class
-----------  ---------------------------  --------------------------  --------
Common       Richard Pierce (1)                          570,000     52.78%
             President, CEO, Director

             Lucretia Schanfarber (1)                     63,333      5.86%


             All officers and Directors                  570,000     52.78%
             as a Group (3 persons)

(1) c/o Suite 11405 - 201A Street, Maple Ridge, British Columbia V2X 0Y3


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


As at December 31, 2004 and 2003, accounts payable include approximately $253,409 ($305,003 Canadian) and $0 ($0 Canadian) owing to 517255 B.C. Ltd., a company owned by Richard Pierce, who is also the CEO and Chairman of the Board of GFR Pharmaceuticals, Inc. Mr. Pierce personally borrowed, through 517255 B.C. Ltd., and provided the funds to GFR, a temporary cash injection required to pay for materials required to manufacture inventory for a sales promotion with Costco Canada. The funds will be repaid to Mr. Pierce by January 31, 2005 or at the time that Costco Canada pays for the inventory.

Current liabilities include a $139,159 promissory note payable to a party related to the major shareholder, which bears interest at 12% annually. These funds are repayable on demand however, the request for repayment occurring at this time is not expected. The major shareholder is Richard Pierce and the note holders are Francina and George Pierce, Richard's mother and father. The funds were borrowed in October 1998 and used to provide start up and operating capital to the business.

GFR Pharmaceuticals, Inc.'s operations are located in a building that is owned by a major shareholder, Richard Pierce, and his parents. The lease agreement is for a two year term ending December 31, 2005. Under the terms of the lease agreement, the yearly rent charge is approximately $50,000 ($60,000 Canadian) per year. Paid monthly in twelve equal installments and GFR Pharmaceuticals, Inc. is responsible for paying the property taxes, utility charges, and any costs of repair and maintenance. Any repairs and maintenance expenses paid for by the landlords are required to be reimbursed by GFR Pharmaceuticals, Inc. at cost plus 15%. All other terms are consistent with those standard to lease agreements.

GFR Pharmaceuticals, Inc. has also entered into a lease agreement for certain manufacturing equipment with 517255 B.C. Ltd., a company owned by the Company's major shareholder Richard Pierce, who is also the CEO and Chairman of the Board of GFR Pharmaceuticals, Inc. The rental charges are approximately $36,276 ($43,531 Canadian) per year. The equipment leased expires June 30, 2005, at which time the equipment will be owned by GFR Pharmaceuticals, Inc. The equipment consisted of a tableting machine and other various items as listed on the lease agreement, (See exhibit 10.4). The cost of the equipment was approximately $126,000 Canadian. The A.P.R. on this lease is 16% compared to a quote from a third party leasing company of 18%.


Richard Pierce, CEO of GFR Pharmaceuticals, Inc. and Lucretia Schanfarber, former Vice President of Sales, hold contracts with GFR Health, Inc that licenses their names and images to GFR Health for use on certain products. Each are paid a quarterly bonus of 10% of GFR Health, Inc. profits before income taxes, depreciation, and amortization are deducted as expenses. As of December 31,2004 and 2003, $59,783 and $105,192 in bonuses have been paid and $15,486 and
$30,743 have been accrued.

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

The following documents are filed as part of this report under Part II, Item 8:

Exhibits as required by Item 601 of Regulation S-B

Exhibit Number             Description

3.1      Articles of Incorporation as amended (1)

3.2      Bylaws (1)

10.1 Office and production space building lease between the Company and Richard Pierce dated January 1, 2004.
10.2 Warehouse space lease between the Company and 648504 B.C. Ltd. dated August 1, 2002.
10.3 Additional warehouse space lease between the Company and 648504 B.C. Ltd. dated February 26, 2003.
10.4     Equipment Lease between the Company and 517255 B.C. Ltd. dated June 14,
         2001.
10.5     Bonus  Agreement  between the Company and Richard Pierce dated April 1,
         2003.
10.6 Loan Agreement/Promissory Note 1 between the Company and George and Francia Pierce dated October 1998.
10.7 Loan Agreement/Promissory Note 2 between the Company and 517255 B.C Ltd. dated October 4, 2004.
14.1     Code of Ethics

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

         As Discussed in Note 1 to the financial statements, the Company's 2004 Consolidated Statement of Income previously reported net income as $414,263 should have been $103,081. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.


                                                    Respectfully Submitted,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah


April 5, 2005, except as to the restatement discussed in Note 1 to the consolidated financial statements which is as of September 23, 2005

                   GFR PHARMACEUTICALS, INC, AND SUBSIDIARIES
                       (Formerly Laredo Investment Corp.)
                           CONSOLIDATED BALANCE SHEETS







                                           December 31,        December 31,
                                               2004                2003
                                        ------------------  ------------------

                                            (Restated)

ASSETS
Current Assets:
Cash and Cash Equivalents               $                -  $                -
Accounts Receivable                              1,537,168             735,323
Inventory                                        1,502,719           1,030,190
Prepaid expense                                          -               4,518
                                        ------------------  ------------------

     Total Current Assets                        3,039,887           1,770,031
                                        ------------------  ------------------

Fixed Assets:
Manufacturing Equipment                            615,409             356,990
Office Equipment                                   262,320             222,503
Furniture & Fixtures                                 4,939               3,525
Leasehold improvements                              67,682              51,443
Property Held Under Capital Lease                  432,928             432,928
                                        ------------------  ------------------
                                                 1,383,278           1,067,389
Less Accumulated Depreciation                     (415,199)           (244,503)
                                        ------------------  ------------------
                                                   968,079             822,886
                                        ------------------  ------------------

     TOTAL ASSETS                       $        4,007,966  $        2,592,917
                                        ==================  ==================

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (Formerly Laredo Investment Corp.)
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)



                                                            December 31,        December 31,
                                                                2004                2003
                                                         ------------------  ------------------

                                                             (Restated)

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                 $        1,093,235  $          881,250
Bank Overdraft                                                       24,306              54,463
Bank Line                                                           643,902              30,800
Related Party Loans                                                 139,159             114,416
Shareholder Payables                                                253,409                   -
Current Portion of Obligations Under Capital Leases                  57,721              62,333
Current Portion Long-Term Debt                                       34,468              24,275
                                                         ------------------  ------------------

     Total Current Liabilities                                    2,246,200           1,167,537

Long-Term Debt                                                       29,653              32,180
Lease Obligations                                                   114,636             159,737
Deferred Tax Liability                                              169,986             157,540
                                                         ------------------  ------------------

     Total Liabilities                                            2,560,475           1,516,994
                                                         ------------------  ------------------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 100,000,000
   shares authorized, 1,079,940 shares issued and
   outstanding at December 31, 2004 and 2003                          1,080               1,080
Additional Paid-in Capital                                          698,961             698,961
Currency Translation Adjustment                                     353,914              85,427
Retained Earnings (Deficit)                                         393,536             290,455
                                                         ------------------  ------------------

     Total Stockholders' Equity                                   1,447,491           1,075,923
                                                         ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $        4,007,966  $        2,592,917
                                                         ==================  ==================



   The accompanying notes are an integral part of these financial statements.

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (Formerly Laredo Investment Corp.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For The Year Ended
                                                      December 31,
                                         --------------------------------------
                                                2004                2003
                                         ------------------  ------------------


                                             (Restated)

REVENUES
Sales                                    $        5,859,763  $        5,042,189
Cost of Sales                                     4,207,405           3,712,178
                                         ------------------  ------------------
Gross Margin                                      1,652,358           1,330,011
                                         ------------------  ------------------

EXPENSES
   Selling & Marketing                              378,396             113,487
   General & Administrative                         276,934             291,879
   Consulting                                        75,539             100,532
   Depreciation Expense                             170,696              95,356
   Salaries & Wages                                 588,769             288,066
                                         ------------------  ------------------
                                                  1,490,334             889,320
                                         ------------------  ------------------

Net Income from Operations                          162,024             440,691

Other Income (Expense)
   Interest, Net                                    (64,114)            (45,863)
   Currency Exchange, Net                            34,419               1,483
                                         ------------------  ------------------

Net Income (Loss) Before Income Taxes               132,329             396,311
Income Tax (Expense) Benefit                        (29,248)           (191,514)
                                         ------------------  ------------------

NET INCOME (LOSS)                        $          103,081  $          204,797
                                         ==================  ==================

Basic Earnings (Loss) Per Share          $             0.10  $             0.19
                                         ==================  ==================

Weighted Average Shares Outstanding               1,079,940           1,079,940
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

                                                                                  Cumulative          Retained
                                                Common Stock          Paid-In     Translation        Earnings /
                                              Shares     Par Value    Capital     Adjustment         (Deficit)        Total
                                          ------------- ----------- ---------- -----------------  ---------------- ------------
Balance at December 31, 2001                 32,300,000 $    32,300 $  648,050 $          (4,683) $         85,658 $    761,325

February 28, 2003, Shares Issued
to retire note payable.                          98,460          98     19,593                 -                 -       19,691

Net Income                                            -           -          -                 -           204,797      204,797
Currency Translation                                  -           -          -            90,110                 -       90,110
                                          ------------- ----------- ---------- -----------------  ---------------- ------------
Total Comprehensive Income                            -           -          -            90,110           204,797      294,907
                                          ------------- ----------- ---------- -----------------  ---------------- ------------

Balance at December 31, 2003                 32,398,460      32,398    667,643            85,427           290,455    1,075,923

Retroactive Adjustment for 1:30
Reverse Stock Split August 9, 2004          (31,318,520)    (31,318)    31,318                 -                 -            -
                                          ------------- ----------- ---------- -----------------  ---------------- ------------

Restated Balance at December 31, 2003         1,079,940       1,080    698,961            85,427           290,455    1,075,923

Net Income                                            -           -          -                 -           103,081      103,081
Currency Translation                                  -           -          -           268,487                 -      268,487
                                          ------------- ----------- ---------- -----------------  ---------------- ------------
Total Comprehensive Income                            -           -          -           268,487           103,081      371,568
                                          ------------- ----------- ---------- -----------------  ---------------- ------------


Balance at December 31, 2004 (Restated)       1,079,940 $     1,080 $  698,961 $         353,914  $        393,536 $  1,447,491

                                          ============= =========== ========== =================  ================ ============

   The accompanying notes are an integral part of these financial statements.

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (Formerly Laredo Investment Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       For The Year Ended
                                                                                          December 31,
                                                                              -------------------------------------
                                                                                     2004               2003
                                                                              ------------------ ------------------

                                                                                  (Restated)

Cash Flows From Operating Activities
   Net income (loss) for the period                                           $          103,081 $          204,797
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Currency Translation Adjustment                                                     268,487             90,110
     Depreciation and Amortization                                                       170,696             95,356
     Decrease (Increase) in Receivables                                                 (801,830)           (52,336)
     Decrease (Increase) in Inventory                                                   (472,545)          (465,814)
     Decrease (Increase) in Prepaid Expense                                                4,518             20,652
     Increase in Accounts Payable & Accrued Liabilities                                  211,984            265,753
     Increase (Decrease) in Bank Overdraft                                               (30,157)           (26,813)
     Increase in Deferred Tax Liability                                                   12,446             73,596
                                                                              ------------------ ------------------
Net Cash Provided by (Used in) Operating Activities                                     (533,320)           205,301
                                                                              ------------------ ------------------

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                   (315,889)          (252,221)
                                                                              ------------------ ------------------
Net Cash Used by Investing Activities                                                   (315,889)          (252,221)
                                                                              ------------------ ------------------

Cash Flows From Financing Activities
   Proceeds/Payments on Bank Line                                                        613,102             30,800
   Proceeds (Payments) Shareholder Payables                                              253,409            (26,658)
   Proceeds (Payments) Long-term Debt/Capital Lease Obligations                          (17,302)            42,778
                                                                              ------------------ ------------------
Net Cash Provided by (Used in) Financing Activities                                      849,209             46,920
                                                                              ------------------ ------------------

Increase (Decrease) in Cash                                                                    -                  -
Cash at beginning of period                                                                    -                  -
                                                                              ------------------ ------------------
Cash at End of Period                                                         $                - $                -
                                                                              ================== ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                            $           64,114 $           29,058
                                                                              ================== ==================
   Income taxes paid during the period                                        $          138,527 $           28,651
                                                                              ================== ==================

Supplemental Disclosure of Non-cash Investing and Financing Activities:
   Equipment acquired through Capital Lease                                   $           23,220 $           73,140
                                                                              ================== ==================
   Stock issued as payment on short-term notes payable                        $                - $           19,691
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


Restatment of Previously Issued Financial Statements for the Year Ended December 31, 2004

         We have restated our balance sheet at December 31, 2004, and statements of income, stockholders' equity and cash flows for the year ended December 31, 2004. The restatement impacts the year ended December 31, 2004, but has no effect on the financial statements issued in prior fiscal years. The restatement corrects an error within the currency translation adjustment, which was erroneously expensed. The impact of the restatement reduced net income by $311,113, net of tax and reduced earnings per share from $0.38 to $0.10 for the year ended December 31, 2004.


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

NOTE 2 - ACCOUNTS RECEIVABLE

         As of December 31, 2004 and 2003, accounts receivable consisted of the following:

                                                          2004               2003
                                                   ------------------  -----------------
Accounts Receivable                                $        1,630,830  $         817,480
Less: Allowance for Doubtful Accounts                         (93,662)           (82,157)
                                                   ------------------  -----------------

Total Accounts Receivable                          $        1,537,168  $         735,323
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

         The difference between the effective income tax rate and the federal statutory income tax rate on the income (loss) from continuing operations are presented below:


                                                                                    2004                2003
                                                                             ------------------  ------------------
Expense at the federal statutory rate of 37.62%                              $           49,782  $          149,092
Deferred Tax Liability                                                                   12,446              73,596
Benefits from Temporary Differences in Depreciation and other                           (32,980)            (31,174)
                                                                             ------------------  ------------------

Effective Tax Expense                                                        $           29,248  $          191,514
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
                             ==================


NOTE 8 - ECONOMIC DEPENDENCE


         The Company sells a substantial portion of its product to one customer Prairie Naturals, Inc. During 2004 and 2003, sales to that customer aggregated 41% and 45%, respectively. As of December 31, 2004 and 2003, amounts due from that customer included in accounts receivable were 17% and 68%, respectively. Future operations of the Company depend on continuation of the manufacturing arrangement with that customer.

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


NOTE 12 - GEOGRAPHIC INFORMATION

         The Company's revenues were generated primarily from Canadian sources. During 2004 99% of the Company's revenues were from customers inside Canada, and only two orders, approximately 1%, were shipped to foreign countries. During 2003 all the Company's revenues were from Canadian customers and no orders were shipped to foreign countries.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GFR Pharmaceuticals, Inc.



Dated: December 28, 2005




/s/ RICHARD PIERCE

Richard Pierce, President and C.E.O., Director
(Principal Executive Officer)


/s/ MARC CASAVANT

Marc Casavant, Chief Financial Officer
(Principal Accounting Officer)


/s/ ROSEMARIE PIERCE
RoseMarie Pierce, Director