Form 10QSB/A
period 2005-03-31
GFR PHARMACEUTICALS INC
filed 2005-12-29
CIK 1096294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


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


         Transitional Small Business Disclosure Format (check one). Yes [ ]; No [X]

                                Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the three months ended March 31, 2005 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC"). We have restated our balance sheet at March 31, 2005, and statements of income, stockholders' equity and cash flows for the three months ended March 31, 2005. The restatement impacts the three months ended March 31, 2005 and the year ended December 31, 2004, but has no effect on the financial statements issued in prior fiscal years. The restatement corrects an error within the currency translation adjustment, which was erroneously expensed. The impact of the restatement reduced net income by $109,806, net of tax and reduced earnings per share from $0.13 to $0.03 for the three months ended March 31, 2005.

For convenience and ease of reference we are filing this Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of May 16, 2005, the filing date of our Quarterly Report on Form 10-QSB for the three months ended March 31, 2005. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A should be read in conjunction with our subsequent filings with the SEC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                                                 (Restated)
                                                                                (Unaudited)

                                                                                 March 31,          December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash and Cash Equivalents                                                    $                -  $                -
Accounts Receivable, Net                                                              1,178,248           1,537,168
Inventory                                                                             1,720,776           1,502,719
Prepaid expense                                                                           8,181                   -
                                                                             ------------------  ------------------

     Total Current Assets                                                             2,907,205           3,039,887
                                                                             ------------------  ------------------

Fixed Assets:
Manufacturing Equipment                                                                 615,569             615,409
Office Equipment                                                                        261,018             262,320
Furniture & Fixtures                                                                      4,915               4,939
Leasehold improvements                                                                   67,347              67,682
Property Held Under Capital Lease                                                       432,928             432,928
                                                                             ------------------  ------------------
                                                                                      1,381,777           1,383,278
Less Accumulated Depreciation                                                          (444,512)           (415,199)
                                                                             ------------------  ------------------
     Total Fixed Assets                                                                 937,265             968,079
                                                                             ------------------  ------------------

Deferred Tax Asset                                                                        5,714                   -
                                                                             ------------------  ------------------

     TOTAL ASSETS                                                            $        3,850,184  $        4,007,966
                                                                             ==================  ==================

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)




                                                                                 (Restated)
                                                                                (Unaudited)

                                                                                 March 31,          December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                                     $        1,122,752  $        1,093,235
Bank Overdraft                                                                          111,089              24,306
Bank Line                                                                               491,898             643,902
Related Party Loans                                                                     142,633             139,159
Shareholder Payables                                                                    167,447             253,409
Current Portion of Obligations Under Capital Leases                                      51,247              57,721
Current Portion Long-Term Debt                                                           24,453              34,468
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        2,111,519           2,246,200
                                                                             ------------------  ------------------

Non-Current Liabilities:
Long-Term Debt                                                                           27,968              29,653
Lease Obligations                                                                       103,354             114,636
Deferred Tax Liability                                                                        -             169,986
                                                                             ------------------  ------------------

     Total Non-Current Liabilities                                                      131,322             314,275
                                                                             ------------------  ------------------

     Total Liabilities                                                                2,242,841           2,560,475
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 100,000,000 shares authorized, 1,079,940 issued and outstanding

   at March 31, 2005 and December 31, 2004                                                1,080               1,080
Additional Paid-in Capital                                                              698,961             698,961
Currency Translation Adjustment                                                         484,209             353,914
Retained Earnings (Deficit)                                                             423,093             393,536

                                                                             ------------------  ------------------


     Total Stockholders' Equity                                                       1,607,343           1,447,491

                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $        3,850,184  $        4,007,966
                                                                             ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                       -------------------------------------------
                                                                                2005                  2004
                                                                       ---------------------- --------------------

                                                                             (Restated)

REVENUES
Sales                                                                  $            1,374,801 $          1,200,654
Cost of Sales                                                                         917,163              907,280
                                                                       ---------------------- --------------------
Gross Margin                                                                          457,638              293,374
                                                                       ---------------------- --------------------

EXPENSES
   Selling & Marketing                                                                 48,992               82,051
   General & Administrative                                                            95,547              100,849
   Consulting                                                                          18,145               41,643
   Depreciation Expense                                                                29,313               27,068
   Salaries & Wages                                                                   191,261              104,605
                                                                       ---------------------- --------------------
                                                                                      383,258              356,216
                                                                       ---------------------- --------------------

Net Income (Loss) from Operations                                                      74,380              (62,842)

Other Income (Expense)

   Interest, Net                                                                      (23,237)             (12,358)
   Currency Exchange, Net                                                                 367               13,514

                                                                       ---------------------- --------------------

Net Income (Loss) Before Income Taxes                                                  51,510              (61,686)
Income Tax (Expense) Benefit                                                          (21,953)             (38,676)
                                                                       ---------------------- --------------------


NET INCOME (LOSS)                                                      $               29,557 $           (100,362)

                                                                       ====================== ====================


Basic & Diluted Earnings Per Share                                     $                 0.03 $             (0.09)

                                                                       ====================== ====================

Weighted Average Shares Outstanding                                                 1,079,940            1,079,940
                                                                       ====================== ====================





   The accompanying notes are an integral part of these financial statements.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For The Three Months Ended
                                                                                            March 31,
                                                                              -------------------------------------
                                                                                    2005                2004
                                                                              -----------------  ------------------

                                                                                 (Restated)

Cash Flows From Operating Activities

   Net income (loss) for the period                                           $          29,557  $         (100,362)
Adjustments to reconcile net loss to net cash

   Provided by operating activities

     Currency Translation Adjustment                                                    109,806             (56,172)
     Depreciation and Amortization                                                       29,313              27,068
     Decrease (Increase) in Receivables                                                 358,995             (43,881)
     Decrease (Increase) in Inventory                                                  (218,057)           (130,397)
     Decrease (Increase) in Prepaid Expense                                              (8,181)                117
     Increase in Accounts Payable & Accrued Liabilities                                  37,520             299,284
     Increase (Decrease) in Bank Overdraft                                               86,783              (1,431)
     Increase (Decrease) in Deferred Tax Liability                                            -              (4,092)

                                                                              -----------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                     425,736              (9,866)
                                                                              -----------------  ------------------

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                     1,502             (23,841)
                                                                              -----------------  ------------------
Net Cash Used by Investing Activities                                                     1,502             (23,841)
                                                                              -----------------  ------------------

Cash Flows From Financing Activities
   Proceeds/Payments on Bank Line                                                      (152,003)             62,950
   Proceeds (Payments) Shareholder Payables                                            (247,788)                  -
   Proceeds (Payments) Long-term Debt/Capital Lease Obligations                         (27,447)            (29,243)
                                                                              -----------------  ------------------
Net Cash Provided by (Used in) Financing Activities                                    (427,238)             33,707
                                                                              -----------------  ------------------

Increase (Decrease) in Cash                                                                   -                   -
Cash at beginning of period                                                                   -                   -
                                                                              -----------------  ------------------
Cash at End of Period                                                         $               -  $                -
                                                                              =================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                            $          23,237  $           12,358
                                                                              =================  ==================
   Income taxes paid during the period                                        $               -  $                -
                                                                              =================  ==================

Supplemental Disclosure of Non-cash Investing and Financing Activities
   Equipment acquired through Capital Lease                                   $               -  $                -
                                                                              =================  ==================
   Stock issued as payment on short-term notes payable                        $               -  $                -
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


Restatment of Previously Issued Financial Statements for the Three Months Ended March 31, 2005

         We have restated our balance sheet at March 31, 2005, and statements of income, stockholders' equity and cash flows for the three months ended March 31, 2005. The restatement impacts the three months ended March 31, 2005 and the year ended December 31, 2004, but has no effect on the financial statements issued in prior fiscal years. The restatement corrects an error within the currency translation adjustment, which was erroneously expensed. The impact of the restatement reduced net income by $109,806, net of tax and reduced earnings per share from $0.13 to $0.03 for the three months ended March 31, 2005.


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

NOTE 2 - ACCOUNTS RECEIVABLE

         As of March 31, 2005 and December 31, 2004, accounts receivable consisted of the following:

                                                       March 31,       December 31,
                                                          2005               2004
                                                   ------------------  -----------------

Accounts Receivable                                $        1,262,423  $       1,630,830
Less: Allowance for Doubtful Accounts                         (84,175)           (93,662)
                                                   ------------------  -----------------

Total Accounts Receivable                          $        1,178,248  $       1,537,168
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

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax liability (asset) of $(5,714 and $169,986 as of March 31, 2005 and December 31, 2004. The deferred tax liability (asset) is the result of excess depreciation for income tax purposes over the amount for financial reporting purposes.

NOTE 5 - RELATED PARTY TRANSACTIONS

         As of March 31, 2005, a major shareholder of the Company gave the Company an unsecured line of credit of up to $310,125 (375,000 Canadian). As of March 31, 2005, the Company owes $167,447 (202,544) Canadian) against this line of credit.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


We have restated our balance sheet at March 31, 2005, and statements of income, stockholders' equity and cash flows for the three months ended March 31, 2005. The restatement impacts the three months ended March 31, 2005 and the year ended December 31, 2004, but has no effect on the financial statements issued in prior fiscal years. The restatement corrects an error within the currency translation adjustment, which was erroneously expensed. The impact of the restatement reduced net income by $109,806, net of tax and reduced earnings per share from $0.13 to $0.03 for the three months ended March 31, 2005.


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

GFR has a small business loan outstanding with a balance of $24,453 as at March 31, 2005. This loan bears interest at 10.15% and matures on September 15, 2005. The Company has a second business loan with an outstanding balance of $27,968 as of March 31, 2005. This loan bears interest at prime plus 1 percent, maturing August 23, 2009.

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

                                               For the Three Months Ended

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


Foreign Currency Gains and Loses

Foreign currency gains and losses are the result of fluctuations in the exchange rate between Canada and our Foreign customers and vendors. Our foreign currency gains and losses result primarily due to the our purchasing of raw materials in foreign currencies from both inside and outside Canada. During March 31, 2005 we purchased approximately 53% of our raw materials in U.S. dollars compared to 43% for December 31, 2004. We also have sales to foreign countries amounting to approximately 1% of our total sales for the three months ended March 31, 2005 and the year ended December 31, 2004. Foreign currency gains decreased by $13,147 to $367 for the three months ended March 31, 2005 and from $13,514 for the three months ended March 31, 2004. We expect or purchases and sales in foreign currencies to remain relatively constant over the next twelve months. Because exchange rates are outside our control, however, exchange gains and losses are unpredictable.

Effect of Inflation

GFR does not anticipate any financial impact, whether beneficial or detrimental, as a result of inflation.

ITEM 3. CONTROLS AND PROCEDURES


RESTATEMENT

On September 23, 2005, our independent auditors, Robison, Hill & Co., informed our principal executive officer and principal financial officer that they had discovered an error in our financial statements for the year ended December 31, 2004.

The error relates to the translation of our financial statements from Canadian dollars to U.S. dollars for reporting purposes. The error impacts the three months ended March 31, 2005 and the six months ended June 30, 2005 and the year ended December 31, 2004, but has no effect on the financial statements issued in prior fiscal years. The restatement corrects an error within the currency translation adjustment, which should be reported in the equity section of the balance sheet, but was reported in error in the income statement. The impact of the restatement reduced net income by $109,806, net of tax and reduced earnings per share from $0.13 to $0.0310 for the three months ended March 31, 2005.

Following our discussion with Robison, Hill & Co., our principal executive officer and principal financial officer determined that the March 31, 2005 and June 30, 2005 financial statements should be restated to reflect the correction of this error. We have restated our balance sheet at March 31, 2005 and June 30, 2005, and statements of income, stockholders' equity and cash flows for the three months ended March 31, 2005 and the six months ended June 30, 2005.

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

As previously reported, there were no significant changes in GFR Pharmaceuticals, Inc. internal control over financial reporting during the Company's first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, subsequent to June 30, 2005, we took remedial actions described above.


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

                                             GFR Pharmaceuticals, Inc.
                                                   (Registrant)

DATE: December 28, 2005            By: /s/ Richard Pierce
      -----------------            --------------------------------------------

                                       Richard Pierce
                                   President, C.E.O., Director
                                   (Principal Executive Officer)


DATE: December 28, 2005            By: /s/  Marc Casavant
      -----------------            --------------------------------------------

                                        Marc Casavant
                                     C.F.O., Director
                                   (Principal Accounting Officer)