Form 10QSB/A
period 2005-06-30
GFR PHARMACEUTICALS INC
filed 2005-12-29
CIK 1096294

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

                                Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2005 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC"). We have restated our balance sheet at June 30, 2005, and statements of income, stockholders' equity and cash flows for the three and six months ended June 30, 2005. The restatement impacts the three and six months ended June 30, 2005 and the year ended December 31, 2004, but has no effect on the financial statements issued in prior fiscal years. The restatement corrects an error within the currency translation adjustment, which was erroneously expensed. The impact of the restatement reduced net income by $93,104, net of tax and reduced earnings per share from $0.12 to $0.03 for the three and six months ended June 30, 2005.

For convenience and ease of reference we are filing this Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of August 22, 2005, the filing date of our Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2005. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A should be read in conjunction with our subsequent filings with the SEC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS







                                             (Restated)
                                            (Unaudited)

                                              June 30,          December 31,
                                                2005                2004
                                         ------------------  ------------------
ASSETS
Current Assets:
Cash and Cash Equivalents                $                -  $                -
Accounts Receivable, Net                          1,275,470           1,537,168
Inventory                                         1,640,250           1,502,719
Prepaid expense                                      18,993                   -
                                         ------------------  ------------------

     Total Current Assets                         2,934,713           3,039,887
                                         ------------------  ------------------

Fixed Assets:
Manufacturing Equipment                             676,342             615,409
Office Equipment                                    257,634             262,320
Furniture & Fixtures                                  4,851               4,939
Leasehold improvements                               66,474              67,682
Property Held Under Capital Lease                   353,269             432,928
                                         ------------------  ------------------
                                                  1,358,570           1,383,278
Less Accumulated Depreciation                      (469,483)           (415,199)
                                         ------------------  ------------------
     Total Fixed Assets                             889,087             968,079
                                         ------------------  ------------------

     TOTAL ASSETS                        $        3,823,800  $        4,007,966
                                         ==================  ==================

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)



                                                                                 (Restated)
                                                                                (Unaudited)

                                                                                  June 30,          December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                                     $        1,092,306  $        1,093,235
Bank Overdraft                                                                          106,910              24,306
Bank Line                                                                               330,480             643,902
Related Party Loans                                                                     146,431             139,159
Shareholder Payables                                                                    275,245             253,409
Current Portion of Obligations Under Capital Leases                                      38,136              57,721
Current Portion Long-Term Debt                                                           11,780              34,468
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        2,001,288           2,246,200
                                                                             ------------------  ------------------

Non-Current Liabilities:
Long-Term Debt                                                                           25,737              29,653
Lease Obligations                                                                        94,843             114,636
Deferred Tax Liability                                                                   58,143             169,986
                                                                             ------------------  ------------------

     Total Non-Current Liabilities                                                      178,723             314,275
                                                                             ------------------  ------------------

     Total Liabilities                                                                2,180,011           2,560,475
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 100,000,000 shares authorized, 1,079,940 issued and outstanding

   at June 30, 2005 and December 31, 2004                                                 1,080               1,080
Additional Paid-in Capital                                                              698,961             698,961
Currency Translation Adjustment                                                         517,832             353,914
Retained Earnings (Deficit)                                                             425,916             393,536

                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                       1,643,789           1,447,491
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $        3,823,800  $        4,007,966
                                                                             ==================  ==================



   The accompanying notes are an integral part of these financial statements.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     For the Three Months Ended         For the Six Months Ended
                                                              June 30,                          June 30,
                                                 ---------------------------------- ---------------------------------
                                                       2005              2004             2005             2004
                                                 -----------------  --------------- ----------------  ---------------

                                                    (Restated) (Restated)

REVENUES
Sales                                            $       1,561,874  $     1,643,059 $      2,936,675  $     2,843,713
Cost of Sales                                              812,209        1,084,225        1,729,372        1,991,505
                                                 -----------------  --------------- ----------------  ---------------
Gross Margin                                               749,665          558,834        1,207,303          852,208
                                                 -----------------  --------------- ----------------  ---------------

EXPENSES
   Selling & Marketing                                      66,171           47,145          115,163          129,196
   General & Administrative                                445,154          140,302          540,701          241,151
   Consulting                                               20,111           38,551           38,256           80,194
   Depreciation Expense                                     31,353           30,732           60,666           57,800
   Salaries & Wages                                        167,529           94,603          358,790          199,208
                                                 -----------------  --------------- ----------------  ---------------
                                                           730,318          351,333        1,113,576          707,549
                                                 -----------------  --------------- ----------------  ---------------

Net Income (Loss) from Operations                           19,347          207,501           93,727          144,659
                                                 -----------------  --------------- ----------------  ---------------

Other Income (Expense)

   Interest, Net                                           (23,192)         (14,965)         (46,429)         (27,323)
   Currency Exchange, Net                                       (6)         (13,367)             361              147

                                                 -----------------  --------------- ----------------  ---------------

Net Income (Loss) Before Income Taxes                       (3,851)         179,169           47,659          117,483
Income Tax (Expense) Benefit                                 6,674          (23,542)         (15,279)         (62,218)
                                                 -----------------  --------------- ----------------  ---------------

NET INCOME (LOSS)                                $           2,823  $       155,627 $         32,380  $        55,265
                                                 =================  =============== ================  ===============


Basic & Diluted Earnings Per Share               $          (0.10)  $          0.14 $           0.03  $          0.05

                                                 =================  =============== ================  ===============

Weighted Average Shares Outstanding                      1,079,940        1,079,940       1,079,940         1,079,940
                                                 =================  =============== ================  ===============






   The accompanying notes are an integral part of these financial statements.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    For The Six Months Ended
                                                                                            June 30,
                                                                              -------------------------------------
                                                                                    2005                2004
                                                                              -----------------  ------------------

                                                                                 (Restated)

Cash Flows From Operating Activities
   Net income (loss) for the period                                           $          32,380  $           55,265
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Currency Translation Adjustment                                                     50,129              69,363
     Depreciation and Amortization                                                       54,266              72,798
     Decrease (Increase) in Receivables                                                 334,569            (357,937)
     Decrease (Increase) in Inventory                                                  (137,384)           (162,591)
     Decrease (Increase) in Prepaid Expense                                             (18,991)             (5,607)
     Increase in Accounts Payable & Accrued Liabilities                                 (68,692)            266,036
     Increase (Decrease) in Bank Overdraft                                               82,597              69,241
     Increase (Decrease) in Deferred Tax Liability                                            -              (4,901)
                                                                              -----------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                     328,874               1,667
                                                                              -----------------  ------------------

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                    24,830            (137,850)
                                                                              -----------------  ------------------
Net Cash Used by Investing Activities                                                    24,830            (137,850)
                                                                              -----------------  ------------------

Cash Flows From Financing Activities
   Proceeds/Payments on Bank Line                                                      (313,452)            189,284
   Proceeds (Payments) Shareholder Payables                                              21,811                   -
   Proceeds (Payments) Long-term Debt/Capital Lease Obligations                         (62,063)            (53,101)
                                                                              -----------------  ------------------
Net Cash Provided by (Used in) Financing Activities                                    (353,704)            136,183
                                                                              -----------------  ------------------

Increase (Decrease) in Cash                                                                   -                   -
Cash at beginning of period                                                                   -                   -
                                                                              -----------------  ------------------
Cash at End of Period                                                         $               -  $                -
                                                                              =================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                            $          38,683  $           27,323
                                                                              =================  ==================
   Income taxes paid during the period                                        $               -  $           15,200
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


Restatment of Previously Issued Financial Statements for the Three and Six Months Ended June 30, 2005

         We have restated our balance sheet at June 30, 2005, and statements of income, stockholders' equity and cash flows for the three and six months ended June 30, 2005. The restatement impacts the three and six months ended June 30, 2005 and the year ended December 31, 2004, but has no effect on the financial statements issued in prior fiscal years. The restatement corrects an error within the currency translation adjustment, which was erroneously expensed. The impact of the restatement reduced net income by $93,104, net of tax and reduced earnings per share from $0.12 to $0.03 for the three and six months ended June 30, 2005.


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

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - ACCOUNTS RECEIVABLE

         As of June 30, 2005 and December 31, 2004, accounts receivable consisted of the following:

                                                        June 30,       December 31,
                                                          2005               2004
                                                   ------------------  -----------------

Accounts Receivable                                $        1,355,261  $       1,630,830
Less: Allowance for Doubtful Accounts                         (79,791)           (93,662)
                                                   ------------------  -----------------

Total Accounts Receivable                          $        1,275,470  $       1,537,168
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

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS

         As of June 30, 2005, a major shareholder of the Company gave the Company an unsecured line of credit of up to $310,125 (375,000 Canadian). As of June 30, 2005, the Company owes $275,220 (337,310 Canadian) against this line of credit.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


We have restated our balance sheet at June 30, 2005, and statements of income, stockholders' equity and cash flows for the three and six months ended June 30, 2005. The restatement impacts the three and six months ended June 30, 2005 and the year ended December 31, 2004, but has no effect on the financial statements issued in prior fiscal years. The restatement corrects an error within the currency translation adjustment, which was erroneously expensed. The impact of the restatement reduced net income by $93,104, net of tax and reduced earnings per share from $0.12 to $0.03 for the three and six months ended June 30, 2005.


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

Results of Operations

                                             For the Three Months Ended            For the Six Months Ended
                                                      June 30,                             June 30,
                                         -----------------------------------  ----------------------------------
                                                2005              2004              2005              2004
                                         ------------------ ----------------  ----------------- ----------------
Sales                                    $        1,561,874 $      1,643,059  $       2,936,675 $      2,843,713
Cost of Sales                                       812,209        1,084,225          1,729,372        1,991,505
                                         ------------------ ----------------  ----------------- ----------------
Gross Margin                                        749,665          558,834          1,207,303          852,208
Gross Profit Percentage                              48.00%           34.02%             41.12%           29.97%

                                             For the Three Months Ended            For the Six Months Ended
                                                      June 30,                             June 30,
                                         -----------------------------------  ----------------------------------
                                                2005              2004              2005              2004
                                         ------------------ ----------------  ----------------- ----------------
Selling and Marketing Expenses                       66,171           47,145            115,163          129,196
Selling Expense as a % of Sales                       4.24%            2.87%              3.93%            4.55%

Admin. and Other Expenses                           664,147          304,188            998,413          578,353
Admin Expenses as a % of Sales                       42.53%           18.52%             34.00%           20.34%

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


Foreign Currency Gains and Loses

Foreign currency gains and losses are the result of fluctuations in the exchange rate between Canada and our Foreign customers and vendors. Our foreign currency gains and losses result primarily due to the our purchasing of raw materials in foreign currencies from both inside and outside Canada. During the three months ended June 30, 2005, we purchased approximately 56% of our raw materials in U.S. dollars compared to 43% for the three months ended June 30, 2004. We also have sales to foreign countries amounting to approximately 1% of our total sales for the three months ended June 30, 2005 and for the year ended December 31, 2004. Foreign currency gains increased by $214 to $361 for the six months ended June 30, 2005 from $147 for the six months ended June 30, 2004. We expect or purchases and sales in foreign currencies to remain relatively constant over the next twelve months. Because exchange rates are outside our control, however, exchange gains and losses are unpredictable.

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

The error relates to the translation of our financial statements from Canadian dollars to U.S. dollars for reporting purposes. The error impacts the three and six months ended June 30, 2005 and the year ended December 31, 2004, but has no effect on the financial statements issued in prior fiscal years. The restatement corrects an error within the currency translation adjustment, which should be reported in the equity section of the balance sheet, but was reported in error in the income statement. The impact of the restatement reduced net income by $93,104, net of tax and reduced earnings per share from $0.12 to $0.03 for the three and six months ended June 30, 2005.

Following our discussion with Robison, Hill & Co., our principal executive officer and principal financial officer determined that the March 31, 2005 and June 30, 2005 financial statements should be restated to reflect the correction of this error. We have restated our balance sheet at March 31, 2005 and June 30, 2005, and statements of income, stockholders' equity and cash flows for the three months ended March 31, 2005 and six months ended June 30, 2005.

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

As previously reported, there were no significant changes in GFR
Pharmaceuticals, Inc.  internal
control over financial reporting during the Company's second fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, subsequent to June 30, 2005, we took remedial actions described above.


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

                                             GFR Pharmaceuticals, Inc.
                                                   (Registrant)

DATE: December 28, 2005           By: /s/ Richard Pierce
      -----------------           ---------------------------------------------
                                  Richard Pierce
                                  President, C.E.O., Director
                                  (Principal Executive Officer)

DATE: December 28, 2005           By: /s/  Marc Casavant
      -----------------           ---------------------------------------------
                                  Marc Casavant
                                  C.F.O., Director
                                  (Principal Accounting Officer)