Form 10KSB
period 2005-12-31
GFR PHARMACEUTICALS INC
filed 2006-04-21
CIK 1096294

U.S. Securities and Exchange Commission

                              Washington, Dc 20549

                                   FORM 10-KSB


           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2005
                                             -----------------

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

         Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No ( X )

         Issuer's revenues for its most recent fiscal year, were $6,536,108.

         Issuer's Common Shares outstanding at December 31, 2005 was 1,079,940. The aggregate market value of voting and non-voting common equity held by non-affiliates as of April 12, 2006 was $413,112, computed based on the average bid and asked price of such common equity as of April 12, 2006.

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

Currently, GFR Pharmaceuticals, Inc. manufactures nutritional supplements under private label contracts with wholesale distributors. During 2005 and 2004, one private label customer, Prairie Naturals, Inc. has comprised approximately 46% and 41%, respectively of GFR Pharmaceuticals, Inc.'s sales.

GFR Pharmaceuticals, Inc.'s primary goal is to achieve a level of annual revenues in excess of $10.0 million by the fiscal year ended 2006 resulting from expanded marketing efforts and vertical integration through acquisitions and expansion into new markets. GFR Pharmaceuticals, Inc. is also pursing opportunities to market direct sales to consumers through the Internet.

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

Employees: GFR Pharmaceuticals, Inc. currently has 65 employees. Executive management and office administration personnel are comprised of 18 individuals. Operations personnel is made up of 47 individuals, including the Quality Control Director and Production Manager. Future employees will be hired as dictated by increases in business volume.

ITEM 2.           DESCRIPTION OF PROPERTY.

GFR Pharmaceuticals, Inc.'s operations are located in a building that is owned by a major shareholder. The lease agreement is for a one year term ending December 31, 2006. Under the terms of the lease agreement, the monthly rent charge is approximately $4,350 ($5,000 Canadian), and GFR Pharmaceuticals, Inc. is responsible for paying the property taxes, utility charges, and any costs of repair and maintenance. Any repairs and maintenance expenses paid for by the landlords are required to be reimbursed by GFR Pharmaceuticals, Inc. at cost plus 15%. All other terms are consistent with those standard to lease agreements.

Both GFR Pharmaceuticals, Inc.'s administration office and manufacturing operations are located in the same premises. The total square footage of the building is 10,000. The area used by manufacturing currently comprises 3,625 of that total. During 2002, GFR Pharmaceuticals, Inc. entered into a lease agreement for warehouse space. The lease is month to month with a six month notice of termination clause. In 2003 GFR Pharmaceuticals, Inc. increase the spaced leased to 10,000 square feet from 5,000. As of March 1, 2006 GFR Pharmaceuticals, Inc. will enter into a lease for a building that holds 50,000 square feet of office, warehouse, and manufacturing space, The entire operation should be moved over into the new building and out of the existing space before the end of the fiscal year 2006. The new building will lease for $15,000 ($17,333 Canadian) in the first year of the lease and $25,000 ($28,750 Canadian) in years 2-5 of the lease. The original building will be leased until the end of 2006 at a cost of $4,350 ($5,000 Canadian) per month..

ITEM 3.           LEGAL PROCEEDINGS.

None


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for a vote of security holders of GFR Pharmaceuticals, Inc. during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER.

Market Information

GFR Pharmaceuticals, Inc.'s stock has been listed for sale on the OTC Electronic Bulletin Board under the symbol "GFRP." The high and low bid prices of the Common Stock of GFR Pharmaceuticals, Inc. have been as follows:


    Period              High                Low
--------------   ------------------  ------------------
 1st Qtr 2004    $             0.10  $             0.06
 2nd Qtr 2004                  0.11                0.04
 3rd Qtr 2004                  1.45                0.02
 4thQtr 2004                   1.30                0.35

 1st Qtr 2005    $             0.25  $             0.55
 2nd Qtr 2005                  0.25                1.50
 3rd Qtr 2005                  1.05                3.55
 4thQtr 2005                   0.85                1.61

The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

Holders

There were approximately 18 holders of GFR Pharmaceuticals, Inc.'s 1,079,940 shares of common stock outstanding as of December 31, 2005.

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

Liquidity and Capital Resources

GFR Pharmaceuticals, Inc.'s working capital ratio was 1.44 at December 31, 2005. Key contributing factors for this change were the approximate $287,000 increase in inventory and a decrease in shareholder payables of approximately $254,000.

Current liabilities include as of December 31, 2005, $166,742 promissory note payable to a party related to the major shareholder, which bears interest at 12% annually. These funds are repayable on demand however, the request for repayment occurring at this time is not expected.

GFR Pharmaceuticals, Inc. has a small business loan outstanding with a balance of $0 as of December 31, 2005. This loan bears interest at 10.15% and matures on March 15, 2005. The Company has a second business loan with an outstanding balance of $30,612 as of December 31, 2005. This loan bears interest at prime plus 1 percent, maturing August 23, 2009.

GFR Pharmaceuticals, Inc. did not acquired additional manufacturing equipment in 2005. An additional $350,000 of manufacturing equipment is expected to be needed in 2006. GFR Pharmaceuticals, Inc. is also expected to spend $350,000 for plant renovations to be completed in 2006. GFR Pharmaceuticals, Inc. acquired new software during 2006 at a cost of $56,000. Increased sales volumes will also necessitate hiring additional operations, sales and administrative personnel.

Results of Operations


                                                   2005          2004
                                               ------------  ------------
Sales                                          $  6,536,108  $  5,859,763
Cost of Sales                                     4,909,356     4,207,405
Gross Profit                                      1,626,752     1,652,358
Gross Profit Margin                                  24.90%        28.20%
Administrative Expenses                           1,426,495     1,490,334
Administrative Expenses as a % of Sales              21.80%        25.43%


For the year ended December 31, 2005, sales were  approximately  $676,000 higher than 2004 and are expected to continue to grow during 2006. During 2005 and 2004, 46% and 41% of sales, respectively were to Prairie Naturals Inc., a wholesale distributor for which GFR Pharmaceuticals, Inc. manufactures private label products. GFR Pharmaceuticals, Inc. has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. distributes under the Prairie Naturals Inc. name. GFR Pharmaceuticals, Inc. also has an exclusive written contract to manufacture one product that Prairie Naturals Inc, distributes for a third party private label.

Operating margins in 2005 were 24.90% of sales revenue, 3.30% lower than 2004. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses. The decrease in margin can be attributed to a product mix with lower markups that products produced in 2004 and an temporary increase in the cost of whey protein which is a main ingredient in products with higher margins.

General and administrative expenses, which includes selling and marketing expense, were 21.80% of sales in 2005, 3.63% lower than 2004. The decrease in general and administrative expense was due to the reduction in promotional expenditures for 2005.

Income Taxes

The effective tax rate increased from approximately 22 percent at December 31, 2004 to approximately 32 percent at December 31, 2005. This increase was due to differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The primary difference are the result of excess depreciation and capital cost allowance for income tax purposes over the amount of depreciation expense for financial reporting purposes.

Foreign Currency Gains and Loses

Foreign currency gains and losses are the result of fluctuations in the exchange rate between Canada and our Foreign customers and vendors. Our foreign currency gains and losses result primarily due to the our purchasing of raw materials in foreign currencies from both inside and outside Canada. During 2005, we purchased approximately 37 % of our raw materials in U.S. dollars compared to 43% for 2004. We also have sales to foreign countries amounting to approximately 1% of our total sales for 2005 and 1% in 2004. Foreign currency gains increased by $292 to $34,711 in 2005 from $34,419 in 2004. We expect our purchases and sales in foreign currencies to remain relatively constant over the next twelve months. Because exchange rates are outside our control, however, exchange gains and losses are unpredictable.

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

On December 16, 2004, the FASB issued SFAS No. 123 ( R ), SHARE-BASED PAYMENT, which is an amendment to SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and generally requires such transactions to be accounted for using a fair-value based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, management determined that this standard will not have an impact on our financial position or results of operations.

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

ITEM 8A.          CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out a review and evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that review and evaluation, those officers concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that significantly affect internal controls subsequent to the date we carried out our evaluation.

ITEM 8B.          OTHER INFORMATION

None

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Business Experience of Management

Richard Pierce, Age 45, President and CEO, Director, Chairman of the Board of Directors.

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

Marc Casavant, Age 43, Chief Financial Officer

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

Rose Marie Pierce, Age 56, Director

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

ITEM 10.          EXECUTIVE COMPENSATION.

Summary Compensation Table

For the year ended December 31, 2005 and 2004, the President and CEO received in compensation $83,500 ($96,000Canadian) and $80,000 ($96,000 Canadian) and $8,350
($9,600 Canadian) and $8,000 ($9,600 Canadian) in automobile allowance pursuant to an oral agreement.

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


Title of   Name and Address             Amount and Nature        % of
Class      of Beneficial Owner          of Beneficial Ownership   Class
---------  ---------------------------  -----------------------  --------
Common     Richard Pierce (1)                           570,000    52.78%
           President, CEO, Director

           Lucretia Schanfarber (1)                      63,333     5.86%

          All officers and directors                     570,000   52.78%
          as a Group (3 persons)

(1) c/o Suite 11405 - 201A Street, Maple Ridge, British Columbia V2X 0Y3


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As at December 31, 2005 and 2004, accounts payable include approximately $0 ($0 Canadian) and $253,409 ($305,003 Canadian) owing to a major shareholder, Richard Pierce, who is also the CEO and Chairman of the Board of GFR Pharmaceuticals, Inc. Mr. Pierce personally borrowed and provided the funds to GFR, a temporary cash injection required to pay for materials required to manufacture inventory for a sales promotion with Costco Canada. The funds will be repaid to Mr. Pierce by January 31, 2005 or at the time that Costco Canada pays for the inventory.

Current liabilities include a $166,742 promissory note payable to a party related to the major shareholder, which bears interest at 12% annually. These funds are repayable on demand however, the request for repayment occurring at this time is not expected. The major shareholder is Richard Pierce and the note holders are Francina and George Pierce, Richard's mother and father. The funds were borrowed in October 1998 and used to provide start up and operating capital to the business.

GFR Pharmaceuticals, Inc.'s operations are located in a building that is owned by a major shareholder, Richard Pierce. The lease agreement is for a one year term ending December 31, 2006. Under the terms of the lease agreement, the yearly rent charge is approximately $52,000 ($60,000 Canadian) per year. Paid monthly in twelve equal installments and GFR Pharmaceuticals, Inc. is responsible for paying the property taxes, utility charges, and any costs of repair and maintenance. Any repairs and maintenance expenses paid for by the landlords are required to be reimbursed by GFR Pharmaceuticals, Inc. at cost plus 15%. All other terms are consistent with those standard to lease agreements. GFR Pharmaceuticals, Inc. will be moving its operations to a new location in 2006 and will be vacating the premises it now leases. The new location is also owned by Richard Pierce and will be leased to GFR Pharmaceuticals, Inc. for approximately $180,000 ($208,000 Canadian) in year one of the lease which ends February 28 2007. In years two through five the lease amount will change to $300,000 ($345,000 Canadian).

GFR Pharmaceuticals, Inc. has also entered into a lease agreement for certain manufacturing equipment with the Company's major shareholder and other parties. The rental charges are approximately $56,091 ($65,374 Canadian) per year. The equipment leased from major shareholder Richard Pierce expired June 30, 2005, at which time the equipment will now be owned by GFR Pharmaceuticals, Inc. The equipment consisted of a tableting machine and other various items as listed on the lease agreement, (See exhibit 10.4). The cost of the equipment was approximately $126,000 Canadian. The A.P.R. on this lease is 16% compared to a quote from a third party leasing company of 18%.

Richard Pierce, CEO of GFR Pharmaceuticals, Inc. and Lucretia Schanfarber, former Vice President of Sales, hold contracts with GFR Health, Inc that licenses their names and images to GFR Health for use on certain products. Each are paid a quarterly bonus of 10% of GFR Health, Inc. profits before income taxes, depreciation, and amortization are deducted as expenses. As of December 31,2005 and 2004, $0 and $59,783 in bonuses have been paid and $0 and $15,486 have been accrued.

As of April 1, 2004, Ms. Schanfarber is no longer being paid this licence fee as her name and image has been removed from all products.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report under Part II, Item 8:

Exhibits as required by Item 601 of Regulation S-B

Exhibit Number             Description

3.1    Articles of Incorporation as amended (1)
3.2    Bylaws (1)
10.1   Office and production space building lease
10.2   Warehouse space lease
10.3   Additional warehouse space lease
10.4   Equipment Lease
10.5   Bonus Agreement
10.6   Loan Agreement/Promissory Note 1
10.7   Loan Agreement/Promissory Note 2
14.1   Code of Ethics
31.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Incorporated by reference to GFR Pharmaceuticals, Inc.'s report on Form 10SB12G dated November 5, 1999

(b) Reports of Form 8-K

         On October 17, 2005, the Company filed a Current Report, to announce the termination of a material definitive agreement.

         On December 19, 2005, the Company filed a Current Report, to announce filing an amendment to its Annual Report on Form 10KSB for the year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2005 and 2004:

Service                                    2005                2004
--------------------------------    ------------------   -----------------
Audit Fees                          $           14,770   $          12,600
Audit Related Services                               -                   -
Tax Fees                                           300                 300
All Other Fees                                       -                   -
                                    ------------------   -----------------
Total                               $           15,070   $          12,900
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

The Audit Committee pre-approved 100% of the Company's 2005 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                            GFR PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2005 AND 2004

                                    CONTENTS


                                                                         Page

Independent Auditor's Report..............................................F - 1

Consolidated Balance Sheets
  December 31, 2005.......................................................F - 2

Consolidated Statements of Operations for the
  Years Ended December 31, 2005 and 2004..................................F - 4

Consolidated Statement of Stockholders' Equity for the
  Years Ended December 31, 2005 and 2004..................................F - 5

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2005 and 2004..................................F - 6

Notes to Consolidated Financial Statements................................F - 7

                          INDEPENDENT AUDITOR'S REPORT


GFR Pharmaceuticals, Inc. and Subsidiaries


         We have audited the accompanying consolidated balance sheets of GFR Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders' equity for the two years ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GFR Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the two years ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

                                             Respectfully Submitted,



                                             /s/ Robison, Hill & Co.
                                             Certified Public Accountants

Salt Lake City, Utah
April 12, 2006

                   GFR PHARMACEUTICALS, INC, AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS







                                                      December 31,
                                                          2005
                                                  ---------------------
ASSETS
Current Assets:
Cash and Cash Equivalents                         $                   -
Accounts Receivable                                           1,525,435
Inventory                                                     1,789,407
Prepaid Expense                                                  86,765
                                                  ---------------------

     Total Current Assets                                     3,401,607
                                                  ---------------------

Fixed Assets:
Manufacturing Equipment                                         495,953
Office Equipment                                                240,533
Furniture & Fixtures                                              4,061
Leasehold Improvements                                           56,759
Property Held Under Capital Lease                               353,269
                                                  ---------------------
                                                              1,150,575
Less Accumulated Depreciation                                  (491,948)
                                                  ---------------------
                                                                658,627
                                                  ---------------------

     TOTAL ASSETS                                 $           4,060,234
                                                  =====================

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)






                                                               December 31,
                                                                   2005
                                                           ---------------------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                   $           1,298,032
Bank Line                                                                844,609
Related Party Loans                                                      166,742
Current Portion of Obligations Under Capital Leases                       46,184
Current Portion Long-Term Debt                                             8,543
                                                           ---------------------

     Total Current Liabilities                                         2,364,110

Long-Term Debt                                                            22,069
Lease Obligations                                                         72,160
Deferred Tax Liability                                                   225,114
                                                           ---------------------

     Total Liabilities                                                 2,683,453
                                                           ---------------------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 100,000,000
   shares authorized, 1,079,940 shares issued and
   outstanding at December 31, 2005                                        1,080
Additional Paid-in Capital                                               698,961
Currency Translation Adjustment                                          173,819
Retained Earnings (Deficit)                                              502,921
                                                           ---------------------

     Total Stockholders' Equity                                        1,376,781
                                                           ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $           4,060,234
                                                           =====================





   The accompanying notes are an integral part of these financial statements.

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For The Year Ended
                                                            December 31,
                                               --------------------------------------
                                                      2005                2004
                                               ------------------  ------------------
REVENUES
Sales                                          $        6,536,108  $        5,859,763
Cost of Sales                                           4,909,356           4,207,405
                                               ------------------  ------------------
Gross Margin                                            1,626,752           1,652,358
                                               ------------------  ------------------

EXPENSES
   Selling & Marketing                                    360,513             378,396
   General & Administrative                               401,040             276,934
   Consulting                                              69,177              75,539
   Depreciation Expense                                    59,930             170,696
   Salaries & Wages                                       535,835             588,769
                                               ------------------  ------------------
                                                        1,426,495           1,490,334
                                               ------------------  ------------------

Net Income from Operations                                200,257             162,024

Other Income (Expense)
   Interest, Net                                          (75,154)            (64,114)
   Currency Exchange, Net                                  34,711              34,419
                                               ------------------  ------------------

Net Income (Loss) Before Income Taxes                     159,814             132,329
Income Tax (Expense) Benefit                              (50,429)            (29,248)
                                               ------------------  ------------------

NET INCOME (LOSS)                              $          109,385  $          103,081
                                               ==================  ==================

Basic Earnings (Loss) Per Share                $             0.10  $             0.10
                                               ==================  ==================

Weighted Average Shares Outstanding                     1,079,940           1,079,940
                                               ==================  ==================





   The accompanying notes are an integral part of these financial statements.

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                Cumulative          Retained
                                        Common Stock           Paid-In          Translation        Earnings /
                                     Shares    Par Value       Capital          Adjustment         (Deficit)           Total
                                 ------------- ---------- ------------------ -----------------  ---------------- ------------------
Balance at December 31, 2003         1,079,940 $    1,080 $          698,961 $          85,427  $        290,455 $        1,075,923

Net Income                                   -          -                  -                 -           103,081            103,081
Currency Translation                         -          -                  -            38,380                 -             38,380
                                 ------------- ---------- ------------------ -----------------  ---------------- ------------------
Total Comprehensive Income                   -          -                  -            38,380           103,081            141,461
                                 ------------- ---------- ------------------ -----------------  ---------------- ------------------

Balance at December 31, 2004         1,079,940      1,080            698,961           123,807           393,536          1,217,384

Net Income                                   -          -                  -                 -           109,385            109,385
Currency Translation                         -          -                  -            50,012                 -             50,012
                                 ------------- ---------- ------------------ -----------------  ---------------- ------------------
Total Comprehensive Income                   -          -                  -            50,012           109,385            159,397
                                 ------------- ---------- ------------------ -----------------  ---------------- ------------------

Balance at December 31, 2005         1,079,940 $    1,080 $          698,961 $         173,819  $        502,921 $        1,376,781
                                 ============= ========== ================== =================  ================ ==================












   The accompanying notes are an integral part of these financial statements.

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       For The Year Ended
                                                                                          December 31,
                                                                              -------------------------------------
                                                                                     2005               2004
                                                                              ------------------ ------------------
Cash Flows From Operating Activities
   Net income (loss) for the period                                           $          109,385 $          103,081
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and Amortization                                                       125,583            170,696
     Decrease (Increase) in Receivables                                                  182,783           (758,278)
     Decrease (Increase) in Inventory                                                   (239,100)          (391,222)
     Decrease (Increase) in Prepaid Expense                                              (86,765)             4,876
     Increase in Accounts Payable & Accrued Liabilities                                   94,378            131,346
     Increase (Decrease) in Bank Overdraft                                               814,155            (30,157)
     Increase in Deferred Tax Liability                                                    5,362             12,446
                                                                              ------------------ ------------------
Net Cash Provided by (Used in) Operating Activities                                    1,005,781           (757,212)
                                                                              ------------------ ------------------

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                          -            (83,186)
                                                                              ------------------ ------------------
Net Cash Used by Investing Activities                                                          -            (83,186)
                                                                              ------------------ ------------------

Cash Flows From Financing Activities
   Proceeds (Payments) on Bank Line                                                     (664,723)           613,102
   Proceeds (Payments) Shareholder Payables                                             (257,312)           249,300
   Proceeds (Payments) Long-term Debt/Capital Lease Obligations                          (77,801)           (17,301)
                                                                              ------------------ ------------------
Net Cash Provided by (Used in) Financing Activities                                     (999,836)           845,101
                                                                              ------------------ ------------------

Net Effect of Foreign Currency Translation                                                (5,945)            (4,703)
Increase (Decrease) in Cash                                                                    -                  -
Cash at beginning of period                                                                    -                  -
                                                                              ------------------ ------------------
Cash at End of Period                                                         $                - $                -
                                                                              ================== ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                            $           75,264 $           64,114
                                                                              ================== ==================
   Income taxes paid during the period                                        $                - $          138,527
                                                                              ================== ==================

Supplemental Disclosure of Non-cash Investing and Financing Activities:
   Equipment acquired through Capital Lease                                   $                - $           23,220
                                                                              ================== ==================


   The accompanying notes are an integral part of these financial statements.

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for GFR Pharmaceuticals, Inc. and Subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

         On April 5, 2004, GFR Nutritionals, Ltd. and R&L Health, Inc. changed its name to GFR Pharma, Inc. and GFR Health, Inc., respectively.

         On August 9, 2004, Laredo Investment Corp. changed its name to GFR Pharmaceuticals, Inc.

Principles of Consolidation

         The consolidated financial statements for December 31, 2005 and the year ended include the accounts of GFR Pharmaceuticals, Inc. and the following wholly owned subsidiaries:

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

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

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

Advertising Costs

         Advertising is expensed as incurred.

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

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

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2005 and 2004.

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

NOTE 2 - ACCOUNTS RECEIVABLE

         As  of  December  31,  2005,  accounts  receivable   consisted  of  the
following:



                                                          2005
                                                   ------------------

Accounts Receivable                                $        1,607,437
Less: Allowance for Doubtful Accounts                         (82,002)
                                                   ------------------

Total Accounts Receivable                          $        1,525,435
                                                   ==================

         The allowance for doubtful accounts is based on management estimate of 75% of receivables over 120 days outstanding.

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

NOTE 3 - INVENTORY

         Inventory is valued at lower of cost or market. As of December 31, 2005, inventory consists of the following:


                                                   2005
                                            ------------------
Raw Materials                               $        1,419,651
Work in Process                                         39,654
Finished Goods                                         330,102
                                            ------------------

Total Inventory                             $        1,789,407
                                            ==================

NOTE 4 - INCOME TAXES

         The provision for income taxes consists of Canadian federal and provincial and territorial income tax. The provision consists of the following:


Current:                                           2005
                                            ------------------
   Canadian Income Tax                      $           45,067
   Deferred Tax Liability                                5,362
                                            ------------------

   Income Tax Expense                       $           50,429
                                            ==================

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax liability of $225,114 and $169,986 as of December 31, 2005. The deferred tax liability is the result of excess depreciation for income tax purposes over the amount for financial reporting purposes.

         The difference between the effective income tax rate and the federal statutory income tax rate on the income (loss) from continuing operations are presented below:


                                                                  2005
                                                               --------------
Expense at the federal statutory rate of 37.62%                $       60,122
Deferred Tax Liability                                                  5,362
Benefits from Temporary Differences in Depreciation and other         (15,055)
                                                               --------------

Effective Tax Expense                                          $       50,429
                                                               ==============

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS

         Richard Pierce, CEO of GFR Pharmaceuticals, Inc. and Lucretia Schanfarber, former Vice President of Sales, hold contracts with R&L Health Inc. that licenses their names and images to R&L for use on certain products. He is paid a quarterly bonus of 10% of R&L Health Inc. profits before income taxes, depreciation, and amortization are deducted as expenses. As of December 31, 2005 and 2004, $0 and $59,783 in bonuses have been paid and $0 and $15,846 have been accrued.

         As of April 1, 2004, Lucretia Schanfarber is no longer being paid this licence fee as her name and image has been removed from all products.

NOTE 6 - SHORT-TERM OBLIGATIONS


                                                           December 31,
                                                               2005
                                                        ------------------
Promissory note, repayable to related parties upon
   demand, including interest at 12%                    $          166,742
                                                        ------------------

Total                                                   $          166,742
                                                        ==================

         The Company has a line of credit with a bank with a total amount due of $844,609 as of December 31, 2005, respectively. This line carries an interest rate of prime plus 0.50 percent and a total available credit of $870,000 ($1,000,000 Canadian) at December 31, 2005. The line is secured by certain manufacturing equipment of the Company.

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

NOTE 7 - LONG-TERM DEBT


                                                                    December 31,
                                                                      2005
                                                                  -------------
Toronto Dominion Bank Small Business Loan, repayable
  in monthly instalments $2,515 ($2,933 Canadian),
  including interest at 10.15%, maturing
  September 15, 2005, secured by certain
  manufacturing equipment of the Company                          $           -

Business Development Bank of Canada Loan, repayable in
  monthly installment $657 ($766 Canadian), including interest
  at prime plus 1%, maturing August 23, 2009                             30,612

Less current portion of long-term debt                                   (8,543)
                                                                  -------------

                                                                  $      22,069
                                                                  =============

         Principal payments due on long-term debt for each of the five years subsequent to December 31, 2005 and thereafter are as follows:


       Year ending:                Amount
---------------------------  ------------------
           2006              $            8,543
           2007                           7,814
           2008                           8,201
           2009                           6,054
           2010                               -
                             ------------------
        Thereafter
           Total             $           30,612
                             ==================


NOTE 8 - ECONOMIC DEPENDENCE

         The Company sells a substantial portion of its product to one customer Prairie Naturals, Inc. During 2005 and 2004, sales to that customer aggregated 46% and 41%, respectively. As of December 31, 2005 and 2004, amounts due from that customer included in accounts receivable were 36% and 17%, respectively. Future operations of the Company depend on continuation of the manufacturing arrangement with that customer.

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

NOTE 9 - COMMITMENTS

         The Company has entered into a lease agreements for its manufacturing and office facilities and certain manufacturing equipment with the Company's major shareholder and other parties. The rental charges are approximately $233,040 ($267,996 Canadian) per year for real property and $64,350 ($74,000 Canadian) per year for equipment. The real property leases expire December 31, 2010, and the equipment lease expires June 2005 through December 2008.

         The assets and liabilities under capital leases are recorded at the fair value of the asset. The assets are depreciated over the lower of their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2005.

         Following is a summary of property held under capital leases:


                                                  2005
                                           ------------------
Manufacturing Equipment                    $          353,269
Less: Accumulated Depreciation                        (61,430)
                                           ------------------

Net Assets Held Under Capital Lease        $          291,839
                                           ==================

         The minimum future lease payments under these leases for the next five years are:

    Ending December 31:                              Real Property         Equipment
----------------------------                       ------------------  -----------------
      2006                                                    233,040  $          56,091
      2007                                                    233,040             56,091
      2008                                                    233,040             23,837
      2009                                                    233,040                  -
      2010                                                    233,040                  -
                                                   ------------------  -----------------
      Net Minimum Lease Payments                            1,165,200            136,019
      Less: Amount Representing Interest                            -            (15,537)
                                                   ------------------  -----------------
      Present Value of Net Minimum Lease Payment            1,165,200  $         120,482
                                                   ==================  =================

         The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

                   GFR PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

NOTE 10 - STOCK INCENTIVE PLAN

         The Board of Directors has authorized and the Company has established the 2000 Incentive and Non-qualified Stock Option Plan. Under the plan the Company is authorized to issued up to 6,000,000 shares of the Company's common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of December 31, 2005, no options have been granted.

NOTE 11 - COMMON STOCK TRANSACTIONS

         On August 9, 2004, the Company changed its name from Laredo Investment Corp. to GFR Pharmaceuticals, Inc. In addition, a retroactive 30:1 reverse stock split was approved by shareholders. All references to stock in the accompanying financial statements reflect this stock split.

NOTE 12 - GEOGRAPHIC INFORMATION

         The Company's revenues were generated primarily from Canadian sources. During 2005 and 2004, 99% of the Company's revenues were from customers inside Canada, and only two orders, approximately 1%, were shipped to foreign countries.

                                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GFR Pharmaceuticals, Inc.


Dated: April 20, 2006



/s/ RICHARD PIERCE
Richard Pierce, President and C.E.O., Director
(Principal Executive Officer)

/s/ MARC CASAVANT
Marc Casavant, Chief Financial Officer
(Principal Accounting Officer)

/s/ ROSEMARIE PIERCE
RoseMarie Pierce, Director