Form 10QSB
period 2006-03-31
GFR PHARMACEUTICALS INC
filed 2006-05-17
CIK 1096294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006
                                                 ---------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

          For the transition period from ______________to ____________

                        Commission file number 000-27959
                                   ----------

                            GFR Pharmaceuticals Corp.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)


                    Nevada                             77-0517964
         ---------------------------------------------------------------
            (State or other jurisdiction            (IRS Employer
         of incorporation or organization)       Identification No.)

        Suite 11405 - 201A Street, Maple Ridge, British Columbia V2X 0Y3
                    (Address of principal executive offices)

                                 (604) 460-8440
                            Issuer's telephone number

         (Former name, former address and former fiscal year, if changed since last report.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2006 1,079,940


         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes No X

         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS







                                         (Unaudited)
                                          March 31,          December 31,
                                             2006                2005
                                      ------------------  ------------------
ASSETS
Current Assets:
Cash and Cash Equivalents             $                -  $                -
Accounts Receivable, Net                       1,599,557           1,525,435
Inventory                                      2,051,308           1,789,407
Prepaid expense                                  112,169              86,765
                                      ------------------  ------------------

     Total Current Assets                      3,763,034           3,401,607
                                      ------------------  ------------------

Fixed Assets:
Manufacturing Equipment                          734,116             495,953
Office Equipment                                 270,522             240,533
Furniture & Fixtures                               5,094               4,061
Leasehold Improvements                            69,799              56,759
Property Held Under Capital Lease                353,269             353,269
                                      ------------------  ------------------
                                               1,432,800           1,150,575
Less Accumulated Depreciation                   (524,355)           (491,948)
                                      ------------------  ------------------
     Total Fixed Assets                          908,445             658,627
                                      ------------------  ------------------

     TOTAL ASSETS                     $        4,671,479  $        4,060,234
                                      ==================  ==================

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)



                                                               (Unaudited)
                                                                March 31,          December 31,
                                                                   2006                2005
                                                            ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                    $        1,369,239  $        1,298,032
Bank Line                                                              862,582             844,609
Related Party Loans                                                    165,678             166,742
Shareholder Payables                                                   194,433                   -
Current Portion of Obligations Under Capital Leases                     47,312              46,184
Current Portion Long-Term Debt                                           8,534               8,543
                                                            ------------------  ------------------

     Total Current Liabilities                                       2,647,778           2,364,110
                                                            ------------------  ------------------

Non-Current Liabilities:
Long-Term Debt                                                          19,912              22,069
Lease Obligations                                                       59,808              72,160
Deferred Tax Liability                                                 211,464             225,114
                                                            ------------------  ------------------

     Total Non-Current Liabilities                                     291,184             319,343
                                                            ------------------  ------------------

     Total Liabilities                                               2,938,962           2,683,453
                                                            ------------------  ------------------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 100,000,000
   shares authorized, 1,079,940 issued and outstanding
   at March 31, 2006 and December 31, 2005                               1,080               1,080
Additional Paid-in Capital                                             698,961             698,961
Currency Translation Adjustment                                        463,205             173,819
Retained Earnings (Deficit)                                            569,271             502,921
                                                            ------------------  ------------------

     Total Stockholders' Equity                                      1,732,517           1,376,781
                                                            ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $        4,671,479  $        4,060,234
                                                            ==================  ==================



   The accompanying notes are an integral part of these financial statements.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                  For the Three Months Ended
                                                           March 31,
                                          -------------------------------------
                                                   2006                 2005
                                          ----------------- -------------------
REVENUES
Sales                                     $       1,899,320 $         1,374,801
Cost of Sales                                     1,311,340             917,163
                                          ----------------- -------------------
Gross Margin                                        587,980             457,638
                                          ----------------- -------------------

EXPENSES
   Selling & Marketing                               90,134              48,992
   General & Administrative                         162,215              95,547
   Consulting                                         2,165              18,145
   Depreciation Expense                              32,756              29,313
   Salaries & Wages                                 161,931             191,261
                                          ----------------- -------------------
                                                    449,201             383,258
                                          ----------------- -------------------

Net Income (Loss) from Operations                   138,779              74,380

Other Income (Expense)
   Interest, Net                                    (21,717)            (23,237)
   Currency Exchange, Net                            (6,792)                367
                                          ----------------- -------------------

Net Income (Loss) Before Income Taxes               110,270              51,510
Income Tax (Expense) Benefit                        (43,920)            (21,953)
                                          ----------------- -------------------

NET INCOME (LOSS)                         $          66,350 $            29,557
                                          ================= ===================

Basic & Diluted Earnings Per Share        $            0.06 $              0.03
                                          ================= ===================

Weighted Average Shares Outstanding               1,079,940           1,079,940
                                          ================= ===================





   The accompanying notes are an integral part of these financial statements.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For The Three Months Ended
                                                                                            March 31,
                                                                              -------------------------------------
                                                                                    2006                2005
                                                                              -----------------  ------------------
Cash Flows From Operating Activities
   Net income (loss) for the period                                           $          66,350  $           29,557
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and Amortization                                                       32,756              29,313
     Decrease (Increase) in Receivables                                                  76,949             358,995
     Decrease (Increase) in Inventory                                                  (266,598)           (218,057)
     Decrease (Increase) in Prepaid Expense                                             (25,769)             (8,181)
     Increase in Accounts Payable & Accrued Liabilities                                  59,770              37,520
     Increase (Decrease) in Bank Overdraft                                             (134,418)             86,783
     Increase (Decrease) in Deferred Tax Liability                                            -              95,076
                                                                              -----------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                    (190,960)            411,006
                                                                              -----------------  ------------------

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                    (6,335)                  -
                                                                              -----------------  ------------------
Net Cash Used by Investing Activities                                                    (6,335)                  -
                                                                              -----------------  ------------------

Cash Flows From Financing Activities
   Proceeds/Payments on Bank Line                                                             -            (147,960)
   Proceeds (Payments) Shareholder Payables                                             196,534            (247,788)
   Proceeds (Payments) Long-term Debt/Capital Lease Obligations                          (8,509)            (12,298)
                                                                              -----------------  ------------------
Net Cash Provided by (Used in) Financing Activities                                     188,025            (408,046)
                                                                              -----------------  ------------------

Net Effect of Foreign Currency Translation                                                9,270              (2,960)
Increase (Decrease) in Cash                                                                   -                   -
Cash at beginning of period                                                                   -                   -
                                                                              -----------------  ------------------
Cash at End of Period                                                         $               -  $                -
                                                                              =================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                            $          21,117  $           23,237
                                                                              =================  ==================
   Income taxes paid during the period                                        $               -  $                -
                                                                              =================  ==================

Supplemental Disclosure of Non-cash Investing and Financing Activities
   Equipment acquired through Capital Lease                                   $               -  $               -
                                                                              =================  ==================
   Stock issued as payment on short-term notes payable                        $               -  $               -
                                                                              =================  ==================

   The accompanying notes are an integral part of these financial statements.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for GFR Pharmaceuticals, Inc. and Subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of March 31, 2006, for the three month period ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On November 1, 2000, the Company entered into an Acquisition Agreement with GFR

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued) (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Health, Inc. (Formerly R & L Health, Inc.), a British Columbia corporation, to acquire 100% of the outstanding common stock of GFR Health, Inc. in exchange for $0.01. The transaction was recorded as a purchase.

         On April 5, 2004, GFR Nutritionals Ltd. and R&L Health Inc changed their names to GFR Pharma, Ltd. and GFR Health, Inc. respectively.

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

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued) (Unaudited)

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

         The Company has adopted the Financial Accounting Standards Board SFAS No., 121, "Accounting for the Impairment of Long-lived Assets." SFAS No. 121 addresses the accounting for (i) impairment of long-lived assets, certain identified intangibles and goodwill related to assets to be held and used, and
(ii) long- lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition (un-discounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued) (Unaudited)

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

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2005  financial statements to conform with the 2006 presentation.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued) (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) per Share

         Basic earnings (loss) per share has been computed by dividing the income (loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at March 31, 2006 and 2005.

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

NOTE 2 - ACCOUNTS RECEIVABLE

         As of March 31, 2006 and December 31, 2005, accounts receivable consisted of the following:


                                             March 31,       December 31,
                                                2006               2005
                                         ------------------  -----------------

Accounts Receivable                      $        1,681,474  $       1,607,437
Less: Allowance for Doubtful Accounts               (81,917)           (82,002)
                                         ------------------  -----------------

Total Accounts Receivable                $        1,599,557  $       1,525,435
                                         ==================  =================

         The allowance for doubtful accounts is based on management estimate of 75% of receivables over 120 days outstanding.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued) (Unaudited)

NOTE 3 - INVENTORY

         Inventory is valued at lower of cost or market. As of March 31, 2006 and December 31, 2005, inventory consists of the following:


                                    March 31,          December 31
                                       2006                2005
                                ------------------  ------------------
Raw Materials                   $        1,571,706  $        1,419,651
Work in Process                             96,275              39,654
Finished Goods                             383,327             330,102
                                ------------------  ------------------

Total Inventory                 $        2,051,308  $        1,789,407
                                ==================  ==================

NOTE 4 - INCOME TAXES

         The provision for income taxes consists of Canadian federal and provincial and territorial income tax. For the three months ended March 31, 2006, income tax expense has been estimated as $43,920. For the same period in 2005, it was estimated as $21,953.

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax liability of $211,464 and $225,114 as of March 31, 2006 and December 31, 2005. The deferred tax liability is the result of excess depreciation for income tax purposes over the amount for financial reporting purposes.

NOTE 5 - RELATED PARTY TRANSACTIONS

         As of March 31, 2006, a major shareholder of the Company, Richard Pierce, CEO of GFR Pharmaceuticals, Inc. gave the Company an unsecured line of credit of up to $214,205 (250,000 Canadian). As of March 31, 2006, the Company owes $194,433 (226,924 Canadian) against this line of credit.

         Richard Pierce, CEO of Laredo and Lucretia Schanfarber, former Vice President of Sales, hold contracts with GFR Health, Inc. (Formerly R&L Health Inc.) that licenses their names and images for use on certain products. Each are paid a quarterly bonus of 10% of GFR Health, Inc. profits before income taxes, depreciation, and amortization are deducted as expenses. As of March 31, 2006 and 2005, $0 and $8,184 were accrued or paid.

         As of April 1, 2004, Ms. Schanfarber is no longer being paid this license fee as her name and image has been removed from all products.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued) (Unaudited)

NOTE 6 - SHORT-TERM OBLIGATIONS


                                                           March 31,          December 31,
                                                              2006                2005
                                                       ------------------  ------------------
Promissory note, repayable to related parties upon
   demand, including interest at 12%                   $          165,678  $          166,742
                                                       ==================  ==================

         The Company has a line of credit with a bank with a total amount due of $862,582 and $844,609 as of March 31, 2006 and December 31, 2005, respectively. This line carries an interest rate of prime plus 0.5 percent and a total available credit of $856,820 ($1,000,000 Canadian) as of March 31, 2006. The line is secured by certain manufacturing equipment of the Company.

NOTE 7 - LONG-TERM DEBT


                                                                                 March 31,          December 31,
                                                                                    2006                2005
                                                                             ------------------  ------------------
Business Development Bank of Canada Loan, repayable in
monthly installments $686 ($830 Canadian), including interest
at prime plus 1%, maturing August 23, 2009                                   $           28,446  $           30,612

Less current portion of long-term debt                                                   (8,534)             (8,543)
                                                                             ------------------  ------------------

                                                                             $           19,912  $           22,069
                                                                             ==================  ==================

         Principal payments due on long-term debt for each of the five years subsequent to December 31, 2005 and thereafter are as follows:


       Year ending:                Amount
---------------------------  ------------------
           2006              $            8,232
           2007                           8,232
           2008                           8,232
           2009                           3,750
           2010                               -
                             ------------------
        Thereafter
           Total             $           28,446
                             ==================

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued) (Unaudited)

NOTE 8 - ECONOMIC DEPENDENCE

         The Company sells a substantial portion of its product to one customer, Prairie Naturals, Inc. During the first quarter of 2006 and 2005, sales to that customer aggregated 41% and 53%, respectively. As of March 31, 2006 and December 31, 2005, amounts due from that customer included in accounts receivable were 41% and 34%, respectively. Future operations of the Company depend on continuation of the manufacturing arrangement with that customer.

NOTE 9 - COMMITMENTS

         The Company has entered into a lease agreements for its manufacturing and office facilities and certain manufacturing equipment with the Company's major shareholder, Richard Pierce and other parties. The rental charges are approximately $229,865 ($268,000 Canadian) per year for real property and $56,100 ($65,400 Canadian) per year for equipment. There are two real property leases. The first expires December 31, 2006, it is comprised of the original building that the Company has been operating from. The second is a five year lease that will expire March 31, 2011. This lease is where the new operating premises will be located. The equipment leases expire June 2005 through December 2008.

         The assets and liabilities under capital leases are recorded at the fair value of the asset. The assets are depreciated over the lower of their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2006 and 2005.

         Following is a summary of property held under capital leases:


                                                                   March 31,          December 31,
                                                                      2006                2005
                                                               ------------------  ------------------
Manufacturing Equipment                                        $          353,269  $          353,269
Less: Accumulated Depreciation                                            (70,313)            (61,430)
                                                               ------------------  ------------------

Net Assets Held Under Capital Lease                            $          282,956  $          291,839
                                                               ==================  ==================

         The minimum future lease payments under these leases for the next five years are:


    Ending December 31:                                          Real Property         Equipment
----------------------------                                   ------------------  -----------------
      2006                                                     $          229,624  $          50,338
      2007                                                                295,603             50,338
      2008                                                                295,603             19,508
      2009                                                                295,603                  -
      2010                                                                295,603                  -
                                                               ------------------  -----------------
      Net Minimum Lease Payments                                                -            120,184
      Less: Amount Representing Interest                                        -            (46,489)
                                                               ------------------  -----------------
      Present Value of Net Minimum Lease Payment               $        1,412,036  $          73,695
                                                               ==================  =================

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued) (Unaudited)

NOTE 9 - COMMITMENTS (Continued)

         The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 10 - STOCK INCENTIVE PLAN

         The Board of Directors has authorized and the Company has established the 2000 Incentive and Non-qualified Stock Option Plan. Under the plan the Company is authorized to issue up to 6,000,000 shares of the Company's common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of March 31, 2006, no options have been granted.

NOTE 11 - STOCK SPLIT

         On August 9, 2004, the Company changed its name from Laredo Investment Corp. to GFR Pharmaceuticals, Inc. In addition, a retroactive 30:1 reverse stock split was approved by shareholders. All references to stock in the accompanying financial statements reflect this stock split.

NOTE 12 - LITIGATIONS

         The Company is in dispute with one of its waste disposal vendor for cancellation of the service contract between the two companies. The dispute is being heard in small claims court with the vendor asking for $12,578 in compensation. The Company believes the suit is completely without merit and intends to vigorously defend its position.

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

Liquidity and Capital Resources

GFR's working capital ratio was 1.42 at March 31, 2006 compared to 1.44 at December 31, 2005. Current liabilities include a $165,678 promissory note payable to a party related to the major shareholder, Richard Pierce, which bears interest at 12% annually. These funds are repayable on demand, however the request for repayment occurring at this time is not expected.

GFR has a small business loan outstanding with a balance of $28,446 as of March 31, 2006. This loan bears interest at prime plus 1.00%, maturing on August 23, 2009.

GFR acquired an additional $6,335 of manufacturing equipment in the first quarter of 2006. An additional $340,000 of manufacturing equipment is expected to be purchased in 2006 in order to meet demands for new private label sales.

Results of Operations



                                               For the Three Months Ended
                                                       March 31,
                                          ------------------------------------
                                                2006               2005
                                          -----------------  -----------------
Sales                                             1,899,320          1,374,801
Cost of Sales                                     1,311,340            917,163
                                          -----------------  -----------------
Gross Margin                                        587,980            457,638
Gross Profit Percentage                              30.96%              33.29%

Selling and Marketing Expenses                       90,134             48,992
Selling Expense as a % of Sales                       4.75%              3.56%

Admin. and Other Expenses                           359,067            334,266
Admin Expenses as a % of Sales                       18.90%             24.31%


For the three months ended March 31, 2006, sales were $524,519 higher than 2005 and are expected to continue to grow during 2006.

During the first quarter of 2006 and 2005 sales to Prairie Naturals Inc. were 41% and 53% respectively. GFR has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. distributes under the Prairie Naturals Inc. name. GFR also has an exclusive written contract to manufacture one product that Prairie Naturals Inc. distributes for a third party private label.

Operating margins for the three months ending March 31, 2006 and 2005 were 30.96% and 33.29% of sales revenue. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses. Operating margins for the quarter are lower than the same period for 2005 in part because the product mix contained jobs with lower margins in general.

General and administrative expenses for the three months ended March 31, 2006 and 2005 were 18.90% and 24.31% of sales. GFR anticipates realizing economies of scale as production volumes increase. This will be reflected favorably in the future by decreasing the percentage of sales for these expenses.

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

                 (b) Changes in Internal Controls

Based on this evaluation as of March 31, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is in dispute with one of its waste disposal vendor for cancellation of the service contract between the two companies. The dispute is being heard in small claims court with the vendor asking for $12,578 in compensation. The Company believes the suit is completely without merit and intends to vigorously defend its position.

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





                                             GFR Pharmaceuticals, Inc.
                                                   (Registrant)

DATE: May 17, 2006                   By: /s/ Richard Pierce
      ------------                   -------------------------------------------
                                         Richard Pierce
                                     President, C.E.O., Director
                                     (Principal Executive Officer)

DATE: May 17, 2006                   By: /s/  Marc Casavant
      ------------                   -------------------------------------------
                                          Marc Casavant
                                       C.F.O., Director
                                     (Principal Accounting Officer)