Form 10QSB
period 2006-06-30
GFR PHARMACEUTICALS INC
filed 2006-08-23
CIK 1096294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2006

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

          For the transition period from ______________to ____________

                        Commission file number 000-27959

                            GFR Pharmaceuticals Corp.
            ---------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                         Nevada                        77-0517964
            -----------------------------------------------------------
                 (State or other jurisdiction         (IRS Employer
              of incorporation or organization)     Identification No.)

        Suite 11405 - 201A Street, Maple Ridge, British Columbia V2X 0Y3
                    (Address of principal executive offices)

                                 (604) 460-8440
                            Issuer's telephone number


(Former name, former address and former fiscal year, if changed since last report.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2006 1,079,940


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                (Unaudited)
                                                                                  June 30,          December 31,
                                                                                    2006                2005
ASSETS
Current Assets:
Cash and Cash Equivalents                                                              $      -            $      -
Accounts Receivable, Net                                                              1,835,598           1,525,435
Inventory                                                                             1,856,978           1,789,407
Prepaid expense                                                                          82,960              86,765
                                                                             ------------------- -------------------

     Total Current Assets                                                             3,775,536           3,401,607
                                                                             ------------------- -------------------

Fixed Assets:
Manufacturing Equipment                                                                 917,037             495,953
Office Equipment                                                                        283,164             240,533
Furniture & Fixtures                                                                      5,332               4,061
Leasehold improvements                                                                   73,061              56,759
Property Held Under Capital Lease                                                       291,648             353,269
                                                                             ------------------- -------------------
                                                                                      1,570,242           1,150,575
Less Accumulated Depreciation                                                         (642,973)           (491,948)
                                                                             ------------------- -------------------
     Total Fixed Assets                                                                 927,269             658,627
                                                                             ------------------- -------------------



     TOTAL ASSETS                                                                    $4,702,805          $4,060,234
                                                                             =================== ===================

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                (Unaudited)
                                                                                  June 30,          December 31,
                                                                                    2006                2005
                                                                             ------------------- -------------------
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                                             $1,205,550          $1,298,032
Bank Line                                                                               919,972             844,609
Related Party Loans                                                                     178,603             166,742
Shareholder Payables                                                                    242,827                   -
Current Portion of Obligations Under Capital Leases                                      56,123              46,184
Current Portion Long-Term Debt                                                            8,933               8,543
                                                                             ------------------- -------------------

     Total Current Liabilities                                                        2,612,008           2,364,110
                                                                             ------------------- -------------------

Non-Current Liabilities:
Long-Term Debt                                                                           18,610              22,069
Lease Obligations                                                                        73,630              72,160
Deferred Tax Liability                                                                  236,320             225,114
                                                                             ------------------- -------------------

     Total Non-Current Liabilities                                                      328,560             319,343
                                                                             ------------------- -------------------

     Total Liabilities                                                                2,940,568           2,683,453
                                                                             ------------------- -------------------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 100,000,000
   shares authorized, 1,079,940 issued and outstanding
   at June 30, 2006 and December 31, 2005                                                 1,080               1,080
Additional Paid-in Capital                                                              698,961             698,961
Currency Translation Adjustment                                                         469,556             173,819
Retained Earnings (Deficit)                                                             592,640             502,921
                                                                             ------------------- -------------------

     Total Stockholders' Equity                                                       1,762,237           1,376,781
                                                                             ------------------- -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $4,702,805          $4,060,234
                                                                             =================== ===================



   The accompanying notes are an integral part of these financial statements.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For the three months ended        For the six months ended
                                                                 June 30,                                 June 30,
                                          --------------------------------------   --------------------------------------
                                                2006                2005                 2006                 2005
                                          -----------------   ------------------   -----------------    -----------------
REVENUES
Sales                                           $2,003,670           $1,561,874          $3,902,990          $ 2,936,675
Cost of Sales                                    1,412,560              812,209           2,723,900            1,729,372
                                          -----------------   ------------------   -----------------    -----------------
Gross margin                                       591,110              749,665           1,179,090            1,207,303
                                          -----------------   ------------------   -----------------    -----------------

EXPENSES
  Selling & Marketing                              108,157               66,171             198,291              115,163
  General & Administrative                         191,869              445,154             354,085              540,701
  Consulting                                        19,274               20,111              21,439               38,256
  Depreciation Expense                              29,460               31,353              62,217               60,666
  Salaries & Wages                                 184,167              167,529             346,096              358,790
                                          -----------------   ------------------   -----------------    -----------------
  Total Operating Expenses                         532,927              730,318             982,128            1,113,576
                                          -----------------   ------------------   -----------------    -----------------

Net Income from Operations                          58,183               19,347             196,962               93,727

Other Income (Expense)
  Interest, Net                                    (27,585)             (23,192)            (49,302)             (46,429)
  Currency Exchange, Net                            (5,430)                  (6)             (2,952)                 361
                                          -----------------   ------------------   -----------------    -----------------

Net Income (Loss)
  Before Income Taxes                               25,168               (3,851)            144,708               47,659
Income Tax Expense                                 (11,068)               6,674             (54,989)             (15,279)
                                          -----------------   ------------------   -----------------    -----------------

NET INCOME (LOSS)                                 $ 14,100              $ 2,823            $ 89,719             $ 32,380
                                          =================   ==================   =================    =================

Weighted Average
      Shares Outstanding                         1,079,949            1,079,949           1,079,949            1,079,949
                                          =================   ==================   =================    =================

Earnings (Loss) Per Share                           $ 0.01               $ 0.00              $ 0.08               $ 0.03
                                          =================   ==================   =================    =================



   The accompanying notes are an integral part of these financial statements.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    For the six months       For the six
                                                                                           ended            months ended
                                                                                       June 30,               June 30,
                                                                                         2006                   2005
                                                                                   ------------------     ------------------
Cash Flows From Operating Activities
  Net Income (loss) for the period                                                        $   89,719             $   32,380
Adjustments to reconcile net loss to net cash
  Provided by operating activities
     Depreciation and Amortization                                                            62,216                 54,266
     Decrease (Increase) in Receivables                                                    (102,984)                334,569
     Decrease (Increase) in Inventory                                                         13,830              (137,384)
     Decrease (Increase) in Prepaid Expense                                                    7,608               (18,991)
     Increase (Decrease) in Accounts Payable & Accrued Liabilities                         (147,730)               (68,692)
     Increase (Decrease) in Bank Overdraft                                                  (99,536)                 82,597
                                                                                   ------------------     ------------------
Net Cash Provided by (Used in) Operating Activities                                        (176,877)                278,745
                                                                                   ------------------     ------------------

Cash Flows From Investing Activities
     Purchase of Property and Equipment                                                     (75,476)                 24,830
                                                                                   ------------------     ------------------
Net Cash Used by Investing Activities                                                       (75,476)                 24,830
                                                                                   ------------------     ------------------

Cash Flows From Financing Activities
     Proceeds/(Payments) on Bank Line                                                              -              (313,452)
     Proceeds/(Payments) on Shareholder Payables                                             237,875                 21,811
     Proceeds/(Payments) Long Term Debt/Lease Obligation                                      11,525               (62,063)
                                                                                   ------------------     ------------------
Net Cash Provided by (Used in) Financing Activities                                          249,400              (353,704)
                                                                                   ------------------     ------------------

Net Effect of Foreign Currency Translation                                                     2,953                 50,129
Increase (Decrease) in Cash                                                                        -                      -
Cash at beginning of period                                                                        -                      -
                                                                                   ------------------     ------------------
Cash at End of Period                                                                      $       -               $      -
                                                                                   ==================     ==================

Supplemental Disclosure of Interest and Income Taxes Paid
  Interest paid during the period                                                            $49,302                $38,683
                                                                                   ==================     ==================
  Income taxes paid during the period                                                              -                      -
                                                                                   ==================     ==================
Supplemental Disclosure of Non-cash Investing and Financing Activities
  Manufacturing Equipment on Capital Lease
  Shares issued in satisfaction of notes payable                                           $       -               $      -
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

Interim Reporting

         The unaudited financial statements as of June 30, 2006, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Earnings (Loss) per Share

         Basic earnings (loss) per share has been computed by dividing the income (loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2006 and 2005.

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

NOTE 2 - ACCOUNTS RECEIVABLE

         As of June 30, 2006 and December 31, 2005, accounts receivable consisted of the following:

                                            June 30,        December 31,
                                              2006                2005
                                        ------------------  ------------------

Accounts Receivable                            $1,909,998          $1,607,436
Less: Allowance for Doubtful Accounts            (74,400)            (82,001)
                                        ------------------  ------------------

Total Accounts Receivable                      $1,835,598          $1,525,435
                                        ==================  ==================

         The allowance for doubtful accounts is based on management estimate of receivables over 120 days outstanding.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3 - INVENTORY

         Inventory is valued at lower of cost or market. As of June 30, 2006 and December 31, 2005, inventory consists of the following:

                             June 30,          December 31
                               2006                2005
                        ------------------- -------------------
Raw materials                   $1,390,499          $1,419,651
Work in process                    103,089              39,654
Finished Goods                     363,390             330,102
                        ------------------- -------------------

Total                           $1,856,978          $1,789,407
Inventory
                        =================== ===================

NOTE 4 - INCOME TAXES

         The provision for income taxes consists of Canadian federal and provincial and territorial income tax. For the six months ended June 30, 2006, income tax expense has been estimated as $54,989. For the same period in 2005, it was estimated as $15,279.

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax liability (asset) of 236,320 and 225,114 as of June 30, 2006 and December 31, 2005. The deferred tax liability (asset) is the result of excess depreciation for income tax purposes over the amount for financial reporting purposes.

NOTE 5 - RELATED PARTY TRANSACTIONS

         As of June 30, 2006, a major shareholder of the Company, Richard Pierce CEO of GFR Pharmaceuticals Inc. gave the Company an unsecured line of credit of up to $269,754 ($300,000 Canadian). As of June 30, 2006, the Company owes $242,827 (270,054 Canadian) against this line of credit.

         Richard Pierce, CEO of Laredo holds a contract with GFR Health, Ltd. (Formerly R&L Health Inc.) that licenses his names and images for use on certain products. He is paid a quarterly bonus of 10% of GFR Health, Inc. profits before income taxes, depreciation, and amortization are deducted as expenses. As of June 30, 2006 and 2005, $0 and $8,184 were accrued or paid.

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - SHORT-TERM OBLIGATIONS

                                                            June 30,          December 31,
                                                             2006                2005
                                                      ------------------- -------------------
Promissory note, repayable to related parties upon
   demand, including interest at 12%                            $178,603            $166,742

         The Company has a line of credit with a bank with a total amount owing of $919,972 and $844,609 as of June 30, 2006 and December 31, 2005,
respectively. This line carries an interest rate of prime plus 0.5% and a total available credit of $920,000 ($1,000,000 Canadian) as of June 30, 2006. The line is secured by certain manufacturing equipment of the Company.

NOTE 7 - LONG-TERM DEBT

                                                                    June 30,           December 31,
                                                                      2006                 2005
                                                                 ---------------    -------------------
Business Development Bank of Canada Loan, repayable in
monthly installments $747 ($830 Canadian), including interest
at prime plus 1%, maturing August 23, 2009                              $27,543                $30,612

Less current portion of long-term debt                                  (8,933)                (8,543)
                                                                 ---------------    -------------------

                                                                        $18,610                $22,069
                                                                 ===============    ===================

         Principal payments due on long-term debt for each of the five years subsequent to December 31, 2005 and thereafter are as follows:

          Year ending:               Amount

              2006                         $8,933
              2007                          8,933
              2008                          8,933
              2009                            744
              2010
                               -------------------
           Thereafter
             Total                        $27,543
                               ===================

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8 - ECONOMIC DEPENDENCE

         The Company sells a substantial portion of its product to one customer. During the first two quarters of 2006 and 2005, sales to that customer aggregated 41% and 55%, respectively. As of June 30, 2006 and December 31, 2005, amounts due from that customer included in accounts receivable were 34% and 49%, respectively. Future operations of the Company depend on continuation of the manufacturing arrangement with that customer.



NOTE 9 - COMMITMENTS


         The Company has entered into a lease agreements for its manufacturing and office facilities and certain manufacturing equipment with the Company's major shareholder, Richard Pierce and other parties. The rental charges are approximately $241,200 ($268,000 Canadian) per year for real property and $58,860 ($65,400 Canadian) per year for equipment. There are two real property leases. The first expires December 31, 2006, it is comprised of the original building that the company has been operating from. The second is a five year lease that will expire March 31, 2011. This lease is where the new operating premises will be located. The equipment leases expire June 2005 through December 2008.

         The assets and liabilities under capital leases are recorded at the fair value of the asset. The assets are depreciated over the lower of their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2006 and 2005.


         Following is a summary of property held under capital leases:

                                             June 30,         December 31,
                                               2006               2005
                                        ------------------- ------------------
Manufacturing Equipment                           $291,648           $353,269
Less: Accumulated Depreciation                    (79,196)           (61,430)
                                        ------------------- ------------------

Net Assets Held Under Capital Lease               $212,452           $291,839
                                        =================== ==================

                    GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9 - COMMITMENTS (Continued)

The minimum future lease payments under these leases for the next five years are:

Ending December 31:                              Real Property     Equipment
                            2006               $     241,200         $65,985
                            2007                     356,400         $68,691
                            2008                     356,400         $30,744
                            2009                     356,400          $9,531
                            2010                     356,400          $7,943
                                               -------------  ---------------
Net Minimum Lease Payments                        1,666,800        182,894
Less: Amount Representing Interest                        -        (22,126)
                                              --------------  --------------
Present Value of Net Minimum Lease Payment      $ 1,666,800     $  160,768
                                              ==============  ===============

         The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 10 - STOCK INCENTIVE PLAN

         The Board of Directors has authorized and the Company has established the 2000 Incentive and Non-qualified Stock Option Plan. Under the plan the Company is authorized to issue up to 200,000 shares of the Company's common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of June 30, 2006, no options have been granted.

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

Liquidity and Capital Resources

GFR's working capital ratio was 1.45 at June 30, 2006 compared to 1.44 at December 31, 2005. Current liabilities include a $178,603 promissory note payable to a party related to the major shareholder, , Richard Pierce, which bears interest at 12% annually. These funds are repayable on demand however, the request for repayment occurring at this time is not expected.

GFR has a small business loan with an outstanding balance of $27,639 as of June 30, 2006. This loan bears interest at prime plus 1 percent, maturing August 23, 2009.

GFR acquired an additional $75,456 of manufacturing equipment in the two quarters of 2006. An additional $275,000 of manufacturing equipment is expected to be purchased in 2006 in order to meet demands for new private label sales.

Results of Operations


                                                For the Six Months Ended
                                                        June 30,
                                                2006               2005
Sales                                             3,902,990          2,936,675
Cost of Sales                                     2,723,900          1,729,372
                                          ------------------ ------------------
Gross Margin                                      1,179,090          1,207,303
Gross Profit Percentage                              30.21%             41.00%

Selling and Marketing Expenses                      198,291            115,163
Selling Expense as a % of Sales                       5.08%              3.92%

Admin. and Other Expenses                           783,836            998,413
Admin Expenses as a % of Sales                       20.08%             34.00%


For the six months ended June 30, 2006, sales were $966,315 higher than 2005. The increase was due to GFR Health Ltd. Sales to Costco Wholesale Canada reaching the same levels that were experienced in 2004. Sales are expected to slow for GFR Pharma Ltd. in the third quarter as sales orders for July and August 2006 will not reach the monthly levels achieved in the first six months of 2006.

During the first two quarters of 2006 and 2005 sales to Prairie Naturals Inc. were 41% and 55% respectively. GFR has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. distributes under the Prairie Naturals Inc. name. GFR also has an exclusive written contract to manufacture one product that Prairie Naturals Inc. distributes for a third party private label.

Operating margins for the six months ending June 30, 2006 and 2005 were 30.21% and 41.00% of sales revenue. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses. Operating margins for the two quarters were lower than the same period for 2005 in part because the product mix contained jobs with lower margins in general.

General and administrative expenses for the six months ended June 30, 2006 and 2005 were 20.08% and 34.00% of sales. GFR anticipates realizing economies of scale as production volumes increase. This will be reflected favorably in the future by decreasing further the percentage of sales for these expenses.

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

                 (b) Changes in Internal Controls

Based on this evaluation as of June 30, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The company is in dispute with one of its waste disposal vendor for cancellation of the service contract between the two companies. The dispute is being heard in small claims court with the vendor asking for $12,578 in compensation. The initial settlement conference is scheduled for October 2006.

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

                            GFR Pharmaceuticals, Inc.
                                  (Registrant)

DATE: August 23, 2006            By: /s/ Richard Pierce
      ---------------            -------------------------------------
                                          Richard Pierce
                                          President, C.E.O., Director


DATE: August 23, 2006            By: /s/  Marc Casavant
      ---------------            -------------------------------------
                                          Marc Casavant
                                          C.F.O., Director