Form 10QSB
period 2006-09-30
GFR PHARMACEUTICALS INC
filed 2006-11-01
CIK 1096294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-27959

GFR Pharmaceuticals Corp.

(Exact name of small business issuer as specified in its charter)

Nevada	77-0517964

(State or other jurisdiction	(IRS Employer
of incorporation or organization	Identification No.)

Suite 11405 - 201A Street, Maple Ridge, British Columbia V2X 0Y3

(Address of principal executive offices)

(604) 460-8440

Issuer’s telephone number

(Former name, former address and former fiscal year, if changed since last report.)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: September 30, 2006 1,079,940

Transitional Small Business Disclosure Format (check one).

Yes ☐ ; No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and Cash Equivalents	$ -	$ -
Accounts Receivable, Net	1,196,157	1,525,435
Inventory	1,963,739	1,789,407
Prepaid expense	48,475	86,765

Total Current Assets	3,208,371	3,401,607

Fixed Assets:
Manufacturing Equipment	907,535	495,953
Office Equipment	299,932	240,533
Furniture & Fixtures	5,330	4,061
Leasehold improvements	73,041	56,759
Property Held Under Capital Lease	316,748	353,269

	1,602,586	1,150,575
Less Accumulated Depreciation	(675,853)	(491,948)

Total Fixed Assets	926,733	658,627

TOTAL ASSETS	$ 4,135,104	$ 4,060,234

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

	(Unaudited)
	September 30,	December 31,
	2006	2005

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities	$ 924,425	$ 1,298,032
Bank Line	901,141	844,609
Related Party Loans	183,890	166,742
Shareholder Payables	149,794	-
Current Portion of Obligations Under Capital Leases	58,306	46,184
Current Portion Long-Term Debt	8,930	8,543

Total Current Liabilities	2,226,486	2,364,110

Non-Current Liabilities:
Long-Term Debt	131,436	22,069
Lease Obligations	59,450	72,160
Deferred Tax Liability	236,257	225,114

Total Non-Current Liabilities	427,143	319,343

Total Liabilities	2,653,629	2,683,453

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 100,000,000
shares authorized, 1,079,940 issued and outstanding
at March 31, 2005 and December 31, 2004	1,080	1,080
Additional Paid-in Capital	698,961	698,961
Currency Translation Adjustment	230,407	173,819
Retained Earnings (Deficit)	551,027	502,921

Total Stockholders’ Equity	1,481,475	1,376,781

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 4,135,104	$ 4,060,234

The accompanying notes are an integral part of these financial statements.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2006	2005	2006	2005

REVENUES
Sales	$ 1,380,352	$ 1,790,877	$ 5,303,833	$ 4,727,551
Cost of Sales	987,804	1,342,249	3,726,005	3,457,572

Gross margin	392,548	448,628	1,577,828	1,269,979

EXPENSES
Selling & Marketing	54,458	34,855	253,790	150,018
General & Administrative	127,730	202,365	483,673	357,116
Consulting	18,814	14,352	40,366	52,608
Depreciation Expense	36,070	32,136	98,613	92,802
Salaries & Wages	159,434	63,488	507,347	422,277

	396,506	347,196	1,383,789	1,074,821

Net Income from Operations	(3,958)	101,432	194,039	195,158

Other Income (Expense)
Interest, Net	(32,081)	(1,720)	(81,642)	(48,148)
Currency Exchange, Net	(16,494)	(1,705)	(16,494)	(1,344)

Net Income (Loss)
Before Income Taxes	(52,533)	98,007	95,903	145,666
Income Tax Expense	7,481	(22,973)	(47,797)	(55,353)

NET INCOME (LOSS)	$ (45,052)	$ 75,034	$ 48,106	$ 90,313

Weighted Average Shares Outstanding	1,079,949	1,079,949	1,079,949	1,079,949

Earnings (Loss) Per Share	$ (0.04)	$ 0.07	$ 0.04	$ 0.08

The accompanying notes are an integral part of these financial statements.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
	2006	2005

Cash Flows From Operating Activities
Net Income (loss) for the period	$ 48,106	$ 90,313
Adjustments to reconcile net loss to net cash
Provided by operating activities
Currency Translation Adjustment	-	234,056
Depreciation and Amortization	95,100	112,919
Decrease (Increase) in Receivables	158,509	217,097
Decrease (Increase) in Inventory	(91,749)	(503,984)
Decrease (Increase) in Prepaid Expense	41,594	(14,285)
Increase (Decrease) in Accounts Payable & Accrued Liabilities	(425,101)	174,089
Increase (Decrease) in Bank Overdraft	17,940	120,052

Net Cash Provided by (Used in) Operating Activities	(155,601)	430,257

Cash Flows From Investing Activities
Purchase of Property and Equipment	(108,145)	(50,632)

Net Cash Used by Investing Activities	(108,145)	(50,632)

Cash Flows From Financing Activities
Proceeds/(Payments) on Bank Line	-	(346,770)
Proceeds/(Payments) on Shareholder Payables	147,550	20,687
Proceeds/(Payments) Long Term Debt/Lease Obligation	116,196	(53,542)

Net Cash Provided by (Used in) Financing Activities	263,746	(379,625)

Increase (Decrease) in Cash	-	-
Cash at beginning of period	-	-

Cash at End of Period	$ -	$ -

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$ 81,216	$ 38,683

Income taxes paid during the period	$ 8,786	$ -

Supplemental Disclosure of Non-cash Investing and Financing Activities
Manufacturing Equipment on Capital Lease	$ 30,958	$ -

Shares issued in satisfaction of notes payable	$ -	$ -

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

Interim Reporting

The unaudited financial statements as of September 30, 2006, in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Earnings (Loss) per Share

Basic earnings (loss) per share has been computed by dividing the income (loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2006 and 2005.

Stock Compensation for Non-Employees

The Company accounts for the fair value of its stock compensation grants for non-employees in accordance with FASB Statement 123. The fair value of each grant is equal to the market price of the Company’s stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

NOTE 2 - ACCOUNTS RECEIVABLE

As of September 30, 2006 and December 31, 2005, accounts receivable consisted of the following:

	September 30,	December 31,
	2006	2005

Accounts Receivable	$ 1,262,378	$ 1,607,436
Less: Allowance for Doubtful Accounts	(66,221)	(82,001)

Total Accounts Receivable	$ 1,196,157	$ 1,525,435

The allowance for doubtful accounts is based on management estimate of receivables over 120 days outstanding.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 3 - INVENTORY

Inventory is valued at lower of cost or market. As of September 30, 2006 and December 31, 2005, inventory consists of the following:

	September 30,	December 31,
	2006	2005

Raw materials	$ 1,448,143	$ 1,419,651
Work in process	185,816	39,654
Finished Goods	329,780	330,102

Total Inventory	$ 1,963,739	$ 1,789,407

NOTE 4 - INCOME TAXES

The provision for income taxes consists of Canadian federal and provincial and territorial income tax. For the nine months ended September 30, 2006, income tax expense has been estimated as $47,797. For the same period in 2005, it was estimated as $55,353.

Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax liability (asset) of 236,257 and 225,114 as of September 30, 2006 and December 31, 2005. The deferred tax liability (asset) is the result of excess depreciation for income tax purposes over the amount for financial reporting purposes.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of September 30, 2006, a major shareholder of the Company, Richard Pierce CEO of GFR Pharmaceuticals Inc. gave the Company an unsecured line of credit of up to $268,986 ($300,000 Canadian). As of September 30, 2006, the Company owes $149,794 (167,066 Canadian) against this line of credit.

Richard Pierce, CEO of Laredo holds a contract with GFR Health, Ltd. (Formerly R&L Health Inc.) that licenses his names and images for use on certain products. He is paid a quarterly bonus of 10% of GFR Health, Inc. profits before income taxes, depreciation, and amortization are deducted as expenses. As of September 30, 2006 and 2005, $0 and $8,184 were accrued or paid.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 6 - SHORT-TERM OBLIGATIONS

	September 30,	December 31,
	2006	2005

Promissory note, repayable to related parties
upon demand, including interest at 12%	$ 183,890	$ 166,742

The Company has a line of credit with a bank with a total amount owing of $901,141 and $844,609 as of September 30, 2006 and December 31, 2005, respectively. This line carries an interest rate of prime plus 0.5% and a total available credit of $920,000 ($1,000,000 Canadian) as of September 30, 2006. The line is secured by certain manufacturing equipment of the Company.

NOTE 7 - LONG-TERM DEBT

	September 30,	December 31,
	2006	2005

Business Development Bank of Canada Loan, repayable in
monthly installments $747 ($830 Canadian), including interest
at prime plus 1%, maturing August 23, 2009	$ 26,045	$ 30,612

Business Development Bank of Canada Loan, repayable in	114,321	-
monthly installments $990 ($1,105 Canadian), Interest only
at prime plus 1%, maturing July 7, 2011

Less current portion of long-term debt	(8,930)	(8,543)

Long-term portion of debt	$ 131,436	$ 22,069

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Principal payments due on long-term debt for each of the five years subsequent to December 31, 2005 and thereafter are as follows:

Year ending:	Amount

2006	$ 8,930
2007	31,794
2008	31,794
2009	27,329
2010	22,864
Thereafter	-

Total	$ 122,711

NOTE 8 - ECONOMIC DEPENDENCE

The Company sells a substantial portion of its product to one customer. During the first three quarters of 2006 and 2005, sales to that customer aggregated 41% and 49%, respectively. As of September 30, 2006 and December 31, 2005, amounts due from that customer included in accounts receivable were 29% and 49%, respectively. Future operations of the Company depend on continuation of the manufacturing arrangement with that customer.

NOTE 9 - COMMITMENTS

The Company has entered into a lease agreement for its manufacturing and office facilities and certain manufacturing equipment with the Company’s major shareholder, Richard Pierce and other parties. The rental charges are approximately $240,200 ($268,000 Canadian) per year for real property and $58,640 ($65,400 Canadian) per year for equipment. There are two real property leases. The first expires December 31, 2006, it is comprised of the original building that the company has been operating from. The second is a five year lease that will expire March 31, 2011. This lease is where the new operating premises will be located. The equipment leases expire June 2005 through December 2008.

The assets and liabilities under capital leases are recorded at the fair value of the asset. The assets are depreciated over the lower of their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2006 and 2005.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Following is a summary of property held under capital leases:

	September 30,	December 31,
	2006	2005

Manufacturing Equipment	$ 316,748	$ 353,269
Less: Accumulated Depreciation	(58,860)	(61,430)

Net Assets Held Under Capital Lease	$ 257,888	$ 291,839

The minimum future lease payments under these leases for the next five years are:

Ending December 31:	Real Property	Equipment
2006	$ 241,200	$ 65,985
2007	356,400	68,691
2008	356,400	30,744
2009	356,400	9,531
2010	356,400	7,943

Net Minimum Lease Payments	-	182,894
Less: Amount Representing Interest	-	(22,126)

Present Value of Net Minimum Lease Payment	$ 1,666,800	$ 160,768

The leases generally provide that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 10 - STOCK INCENTIVE PLAN

The Board of Directors has authorized and the Company has established the 2000 Incentive and Non-qualified Stock Option Plan. Under the plan the Company is authorized to issue up to 200,000 shares of the Company’s common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of September 30, 2006, no options have been granted.

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

Liquidity and Capital Resources

GFR’s working capital ratio was 1.44 at September 30, 2006 compared to 1.44 at December 31, 2005. Current liabilities include a $183,890 promissory note payable to a party related to the major shareholder, Richard Pierce, which bears interest at 12% annually. These funds are repayable on demand however, the request for repayment occurring at this time is not expected.

GFR has a two small business loans outstanding. The first has an outstanding balance of $26,045 as of September 30, 2006. This loan bears interest at prime plus 1 percent, maturing August 23, 2009. The second loan has an outstanding balance of $114,319 as of September 30, 2006. This loan bears interest at prime plus 1 percent, maturing August 23, 20014. At this time only interest payments are being made on this loan and the amount could increase to $358,648 before the loan is closed. New manufacturing equipment is being purchased.

GFR acquired an additional $108,145 of manufacturing equipment in the first three quarters of 2006. An additional $275,000 of manufacturing equipment is expected to be purchased in 2006 in order to meet demands for new private label sales.

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Sales	$1,380,352	$1,790,877	$5,303,833	$4,727,551
Cost of Sales	392,548	1,342,249	3,726,005	3,457,572

Gross Margin	$ 987,804	$ 448,628	$1,577,828	$1,269,979
Gross Profit Percentage	71.56%	25.05%	29.75%	26.86%

Selling and Marketing Expenses	$ 54,458	$ 34,855	$ 253,790	$ 150,018
Selling Expense as a % of Sales	3.95%	1.95%	4.79%	3.17%

Admin. and Other Expenses	$ 342,047	$ 312,341	$1,129,999	$ 924,803
Admin Expenses as a % of Sales	24.78%	17.44%	21.31%	19.56%

For the nine months ended September 30, 2006, sales were $576,282 higher than 2005. Although sales for the 3rd quarter were lower than for the same quarter of 2005, due to lower sales in the months of July and August, sales have recovered back to the same levels as 2005 and are expected to stay at these levels for the last quarter of 2006.

During the first three quarters of 2006 and 2005 sales to Prairie Naturals Inc. were 41% and 49% respectively. GFR has a verbal arrangement to manufacture, on an as-ordered basis, private label products that Prairie Naturals Inc. and distributes under the Prairie Naturals Inc. name. GFR also has an exclusive written contract to manufacture one product that Prairie Naturals Inc. distributes for a third party private label.

Operating margins for the nine months ending September 30, 2006 and 2005 were 29.75% and 26.86% of sales revenue. Cost of Sales includes the cost of raw materials used in manufacturing, production labor costs and an applicable share of overhead expenses. Operating margins for the three quarters were higher than the same period for 2005 in part because the product mix contained jobs with higher margins in general.

General and administrative expenses for the nine months ended September 30, 2006 and 2005 were 21.31% and 19.56% of sales. GFR anticipates realizing economies of scale as production volumes increase. This will be reflected favorably in the future by decreasing further the percentage of sales for these expenses.

Effect of Inflation

GFR does not anticipate any financial impact, whether beneficial or detrimental, as a result of inflation.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, the Company’s President concluded that, as of the end of the period, the Company’s disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

(b) Changes in Internal Controls

Based on this evaluation as of September 30, 2006, there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies

PART II- OTHER INFORMATION

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

GFR Pharmaceuticals, Inc.

(Registrant)

DATE: October 31,2006	By: /s/ Richard Pierce

Richard Pierce

President, C.E.O., Director

DATE: October 31, 2006	By: /s/ Marc Casavant

Marc Casavant

C.F.O., Director

Exhibit 31.1

Section 302 Certifications

I, Richard Pierce, certify that:

1.            I have reviewed this quarterly report on form 10-QSB of GFR Pharmaceuticals, Inc.

2.            Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.            Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.

4.             The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-15(e) and 15d-15(e) for the small business issuer and have:

a)             designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)            evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

c)             disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.             The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

a)             all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date October 31 2006

By: /s/ Richard Pierce

Richard Pierce,

CEO, Director (Principal Executive Officer)

Exhibit 31.2

Section 302 Certifications

I, Marc Casavant, certify that:

1.            I have reviewed this quarterly report on form 10-QSB of GFR Pharmaceuticals, Inc.

2.            Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.            Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.

4.             The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-15(e) and 15d-15(e) for the small business issuer and have:

a)             designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)            evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

c)             disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.             The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

a)             all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: October 31, 2006

By: /s/ Marc Casavant

Marc Casavant

CFO, Director(Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GFR Pharmaceuticals, Inc. on Form 10-QSB for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard Pierce, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Richard Pierce

Richard Pierce

CEO, Director

(Principal Executive Officer)

Date: October 31, 2006

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GFR Pharmaceuticals, Inc. on Form 10-QSB for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Marc Casavant, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Marc Casavant

Marc Casavant

CFO, Director

(Principal Accounting Officer)

Date: October 31, 2006

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.