Form 10KSB
period 2006-12-31
GFR PHARMACEUTICALS INC
filed 2007-04-13
CIK 1096294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the fiscal year ended December 31, 2006
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from _________ to _________

GFR PHARMACEUTICALS, INC.
(Name of Small Business Issuer in Its Charter)

000-27959
(Commission file number)

77-0517964
 (I.R.S. Employer Identification No.)

NEVADA
(State or Other Jurisdiction of Incorporation or Organization)

99 Yan Xiang Road, Biosep Building, Xi An, Shaan Xi Province, P.R. China 710054
(Address of Principal Executive Office)

(8629) 8339-9676
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for its most recent fiscal year were $1,534,718

The aggregate market value of the issuer’s Common Stock held by non-affiliates (26,079,940 shares) was approximately $11,996,772, based on the average closing bid and ask price for the Common Stock on April 12, 2007.

As of April 12, 2007, there were outstanding 42,079,940 shares of the issuer’s Common Stock, par value $.001.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussion under “Description of Business,” including the “Risk Factors” described in that section, and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Description of Business

History

We were incorporated under the laws of the State of Nevada on December 18, 1996. We ceased all operating activities during the period from December 18, 1996 to July 9, 1999 and were considered dormant. On July 9, 1999, we obtained a Certificate of renewal from the State of Nevada. From July 9, 1999 to January 21, 2000, we were in the development stage.

On January 21, 2000, Laredo entered into an Acquisition Agreement with GFR Pharma, Ltd. (Formerly GFR Nutritionals, Ltd.), a British Columbia corporation, (GFR), Richard Pierce and Lucretia Schanfarber (the GFR Majority Shareholders) to acquire their shares representing 100% of the outstanding common stock of GFR in exchange for 19,000,000 newly issued shares of Laredo’s restricted common stock. The transaction was recorded as a reverse acquisition. GFR was incorporated in March 1997 as Helm Developments Ltd. In June 1998, we formally changed our name to GFR Nutritionals Ltd. GFR was 100% owned by the President and CEO, Richard Pierce from inception until January 17, 2000, when a 10% interest was acquired by Lucretia Schanfarber. Business operations began in October 1998 after acquiring manufacturing equipment and arranging to manufacture nutritional supplements under a private label contract.

On June 21, 2000, we entered into an Acquisition Agreement with Nutritionals (USA) Direct.Com, a Washington corporation, (NDC), to acquire 100% of the outstanding common stock of NDC in exchange for $1,000. The transaction has been recorded as a purchase. NDC operations were wound down in October 2002 and we became dormant.

On November 1, 2000, we entered into an Acquisition Agreement with GFR Health, Inc. (Formerly R & L Health, Inc.), a British Columbia corporation, to acquire 100% of the outstanding common stock of GFR Health, Inc. in exchange for $0.01. The transaction was recorded as a purchase.

On April 5, 2004, GFR Nutritionals Ltd. and R&L Health Inc changed their names to GFR Pharma Ltd. and GFR Health Inc. respectively.

On August 9, 2004, Laredo Investment Corp. changed its name to GFR Pharmaceuticals, Inc.

On June 26, 2006, we and our predecessor executed a Plan of Exchange with New Century Scientific Investment Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China, Richard Pierce, the former president and our former majority shareholder, and Mr. Li An Guo, the majority shareholder of New Century.

On October 15, 2006, we executed an acquisition agreement (the “Agreement”) with Xi'an Hua Long Yu Tian Ke Ji Shi Ye Co., Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China (“Hua Long”), Dong, Jian Zhong and Guo, Li Zheng, the shareholders of Hua Long (collectively "Hua Long Shareholders").

Pursuant to the Agreement, we paid Hua Long Shareholders approximately $187,500 in cash to acquire 100% interest in the shares of registered capital of Hua Long. Hua Long acts as the holding company of New Century Scientific Investment Ltd. ("New Century"). The acquisition of Hua Long allowed us to complete the legal processing regarding the share exchange with New Century in China. Upon completion of the acquisition, we owned 100% interest of Hua Long and 95% interest of New Century through Hua Long. Consolidated financial statements are filed in this annual report for the year ended December 31, 2006.

On December 11, 2006, pursuant to the Plan of Exchange Agreement, Mr. Pierce delivered 200,000 shares of our common stock to New Century and/or its nominee in exchange for total payments of $325,000 in cash and we issued to the New Century Shareholders an amount equal to 40,000,000 new investment shares of our common stock pursuant to Regulation S under the Securities Act of 1933, as amended, representing approximately 95% of our then outstanding shares of common stock, in exchange for a 90+% interest in the shares of registered capital of New Century. Upon completion of the exchange, New Century became our 90+% owned subsidiary.

Description of Business

Hua Long is located in D2, 8/F, No.3, Beilin Technology Industry District of Xian city with an office building covering 372 square meters. The core businesses of Hua Long are development of natural extract, production and sales of purification of biotech products (except the flammable product), research, production and sales of chemical facility, design and installation of computer application technology and network project, production and sales of environmental monitor system etc.

New Century, formerly Shan Xi New Century Technology Investment Development Company Ltd., provides consulting services of chemical technology investment, investment and management of technical project, natural extract, development, production and sales of purification chemicals (except food, medicine, danger goods, poisonous production), research, production and sales of chemical facility, agent service (except sales of medicine and medical facility), commercial consulting service and property management. With the extensive cooperative relationship with the leading hospitals in China, New Century also provides therapy equipment and the overall service to tumor sufferers. Presently, the company has four sets of high-end medical facility, including MASEP SRRS GAMMA RAYS STEREOTACTIC RADIATION THERAPY SYSTEM FOR HEADS, OUR GAMMA RAYS STEREOTACTIC RADIATION THERAPY SYSTEMôPHILIPS PET SYSTEM and CANADIAN CYCLOTRON SYSTEM. New Century set up a professional medical website to offer comprehensive online consultant and three service centers for body check and medical treatment. The average monthly case in 2006 was 137, which generate a considerable profit to the company. Up till now, New Century has grown to be the largest medical facility management company in Shan Xi province. In the future, we will dedicate in expanding the market percentage and invest a tumor therapy center or hospital and a modernized tumor institute. In the coming three years, it is expected to be a well-known tumor institute in west China.

Employees

We are divided into five departments, including administration, marketing, facility management, network and finance. There are 40 employees currently, 90% of which are full-time. The payroll package for the management team and general staff consist of basic salary and bonus. The allowance package is executed pursuant to the regulations of national employment law and in the future, a compensation plan of option incentive program will be practiced for the outstanding staff.

Item 2. Description of Property

Our main office is located at D2, 8/F, No.3, Beilin Technology Industry District of Xian city, Shaan Xi Province, People’s Republic of China, which is owned by us and has a total area of 372 square meters. This space is adequate for our present and planned future operations. No other businesses operate from this office.

There is no private ownership of land in China; all land ownership is held by the government of China, its agencies and collectives. Land use rights are obtained from government for periods ranging from 50 to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of China (State Land Administration Bureau) upon payment of the required transfer fee.

We have four sets of high-end medical facility, including MASEP SRRS GAMMA RAYS STEREOTACTIC RADIATION THERAPY SYSTEM FOR HEADS, OUR GAMMA RAYS STEREOTACTIC RADIATION THERAPY SYSTEMôPHILIPS PET SYSTEM and CANADIAN CYCLOTRON SYSTEM.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Common Equity and Related and Stockholder

Market for Common Stock

Our Common Stock is quoted on the OTC Electronic Bulletin Board, a service maintained by The NASDAQ Stock Market, Inc., under the symbol “GFRP.OB”. Trading in our Common Stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and do not necessarily reflect actual transactions. Set forth below is the range high and low bid information for our Common Stock for each quarter of the years ended December 31, 2005 and 2006.

	High	Low
2005
Quarter Ended March 31, 2005	$0.42	$0.25
Quarter Ended June 30, 2005	$1.40	$0.25
Quarter Ended September 30, 2005	$2.40	$1.05
Quarter Ended December 31, 2005	$1.61	$0.85

2006
Quarter Ended March 31, 2006	$1.25	$1.05
Quarter Ended June 30, 2006	$1.51	$0.60
Quarter Ended September 30, 2006	$1.45	$0.89
Quarter Ended December 31, 2006	$1.03	$0.31

On April 12, 2007, the closing price of our Common Stock was $.41 per share.

    As of April 12, 2007, there were approximately 3,563 stockholders of record of our Common Stock. Our registrar and transfer agent is Guardian Registrar & Transfer, Inc. located at 7951 S.W. 6th Street, Suite 216, Plantation, Florida 33324. Their telephone number is (954) 915-0105, and their facsimile number is (954) 449-0582.

Limited Market for Common Stock

There is currently a limited trading market for our shares of Common Stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for our shares of Common Stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our Common Stock. Further, there is no correlation between the present limited market price of our Common Stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our Common Stock should not be considered indicative of the actual value of our Common Stock.

Dividends

We have not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future until earnings would generate funds in excess of those required to provide for our growth needs. We currently intend to retain any future earnings to fund the development and growth of its business.

Recent Sales of Unregistered Securities

During the fourth quarter of 2006, we issued no securities.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Introduction and Plan of Operation

We are a high-tech company in China specializing in an industrial chromatograph system which is a technology for the extraction of heavy metals and pesticides from agricultural and medicinal produce.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Sales increased to $1,534,064 in 2006 from $-0- in 2005 as we commenced sales operations in 2006. Comprehensive income increased from $80,633 in 2005 to $628,265 in 2006. Such increase was due primarily to an increase in sales in 2006 and related income from operations compared to 2005.

Liquidity

Our working capital deficit has declined from $(717,867) at December 31, 2006 compared to $218,,312 at December 31, 2005, however, stockholder’s equity improved from $93,355 to $4,163,083 for the same periods. The primary reason for the improvement in 2006 was due to net income earned from operations in 2006.

Liquidity Analysis
	December 31, 2006	December 31, 2005
Current Assets	$724,905	$251,015
Working Capital	$(717,867)	$218,312
Stockholders’ Equity	$4,163,083	$93,355
Total Debt	$1,612,733	$32,703

Item 7.  Financial Statements

GFR PHARMACEUTICALS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
GFR Pharmaceuticals Inc.

We have audited the accompanying consolidated balance sheets of GFR Pharmaceuticals Inc. and Subsidiaries (“the Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of operations and cash flows for the years ended December 31, 2006 and 2005 and in conformity with accounting principles generally accepted in the United States of America.

/s/ Zhong Yi (Hong Kong) C.P.A. Company Limited
Zhong Yi (Hong Kong) C.P.A. Company Limited
Certified Public Accountants

Hong Kong, China
April 12, 2007

GFR PHARMACEUTICALS INC. CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2006 AND 2005 (Currency expressed in United States Dollars (“US$”), except for number of shares)

	2006	2005
ASSETS		(restated)
Current assets:
Cash and cash equivalents	$64,543	$6,225
Accounts receivable, trade	472,601	-
Prepayments and deposits	187,761	-
Due from a stockholder	-	244,790

Total current assets	724,905	251,015

Property, plant and equipment, net	5,272,074	56,843

TOTAL ASSETS	$5,996,979	$307,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loan	$1,280,000	$-
Other payables and accrued liabilities	151,298	32,703
Income tax payable	11,474	-

Total current liabilities	1,442,772	32,703

Non-current liabilities:
Amount due to stockholders	169,961	-

TOTAL LIABILITIES	1,612,733	32,703

MINORITY INTEREST	221,163	181,800

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 41,079,940 and 40,000,000 shares issued and outstanding	41,080	40,000
Additional paid-in capital	3,413,120	3,414,200
Receivable from stockholders	-	(3,441,463)
Accumulated other comprehensive income	89,578	80,880
Statutory reserve	77,579	-
Retained earnings (accumulated deficits)	541,726	(262)

Total stockholders’ equity	4,163,083	93,355

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,996,979	$307,858

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	2006	2005
		(restated)

Revenue, net	$1,543,064	$-

Operating expenses:
Consulting and professional fees	172,793	-
Depreciation	427,835	-
General and administrative	151,769	373
Total operating expenses	752,397	373

Income (loss) from operations	790,667	(373)

Other income (expense):
Interest income	516	126
Interest expense	(120,779)	-
Total other expenses	(120,263)	126

Income (loss) before income taxes and minority interest	670,404	(247)

Income tax expenses	(11,474)	-
Minority interest	(39,363)	-

NET INCOME (LOSS)	$619,567	$(247)

Other comprehensive income:
- Foreign currency translation gain	8,698	80,880

COMPREHENSIVE INCOME	$628,265	$80,633

Net income (loss) per share - Basic and diluted	$0.02	$(0.00)

Weighted average number of shares outstanding during the year - Basic and diluted	40,047,997	40,000,000

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005 (Currency expressed in United States Dollars (“US$”))

	For the year ended December 31,
	2006	2005
		(restated)
Cash flows from operating activities:
Net income (loss)	$619,567	$(247)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	427,835	-
Minority interest	39,363	-
(Increase) decrease in operating assets and liabilities:
Accounts receivable, trade	(472,601)	-
Prepayments and deposits	(187,761)	-
Other payables and accrued liabilities	155,445	-
Income tax payable	11,474	-

Net cash provided by (used in) operating activities	593,322	(247)

Cash flows from investing activities:
Cash from consolidation of subsidiaries	-	2,202
Purchase of property, plant and equipment	(205,198)	-
Net cash (used in) provided by investing activities	(205,198)	2,202

Cash flows from financing activities:
Increase (decrease) in contribution from stockholders	196,771	(87,301)
Repayment of short-term bank loan	(535,275)	-
Net cash used in financing activities	(338,504)	(87,301)

Foreign currency translation adjustment	8,698	80,880

NET CHANGE IN CASH AND CASH EQUIVALENTS	58,318	(4,466)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,225	10,691

CASH AND CASH EQUIVALENTS, END OF YEAR	$64,543	$6,225

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expenses	$120,779	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Equipment financed by minority interest in a subsidiary	$181,130	$-
Equipment financed by stockholders	$3,441,463	$-

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS INC. CONSOLDIATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 (Currency expressed in United States Dollars (“US$”))

	Common stock
	No. of share	Amount	Additional paid-in capital	Receivable from stockholders	Accumulated other comprehensive income	Statutory reserve	(Accumulated deficits) retained earnings	Total Equity

Balance as of January 1, 2005 (restated)	40,000,000	$40,000	$3,414,200	$(3,441,463)	$-	$-	$(15)	$ 12,722

Net loss for the year	-	-	-	-	-	-	(247)	(247)
Foreign currency translation adjustment	-	-	-	-	80,880	-	-	80,880
Balance as of December 31, 2005	40,000,000	$40,000	$3,414,200	$(3,441,463)	$80,880	$-	$(262)	$ 93,355

Shares issued to complete reverse acquisition	1,079,940	1,080	(1,080)	-	-	-	-	-
Equipment financed by stockholders	-	-	-	3,441,463	-	-	-	3,441,463
Net income for the year	-	-	-	-	-	-	619,567	619,567
Transfer from retained earnings to statutory reserve	-	-	-	-	-	77,579	(77,579)	-
Foreign currency translation adjustment	-	-	-	-	8,698	-	-	8,698
Balance as of December 31, 2006	41,079,940	$41,080	$3,413,120	$-	$89,578	$77,579	$541,726	$ 4,163,083

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

1.  ORGANIZATION AND BUSINESS BACKGROUND

GFR Pharmaceuticals, Inc. (“GFRP”) was incorporated in the State of Nevada on December 18, 1996 as Laredo Investment Corp. On August 9, 2004, Laredo Investment Corp. changed its name to GFR Pharmaceuticals, Inc. GFRP specializes in formulating, blending, encapsulating and packing nutritional products. The Company’s operations are located in the province of British Columbia, Canada.

On October 15, 2006, GFRP executed an acquisition agreement with Xi'an Hua Long Yu Tian Ke Ji Shi Ye Co., Ltd. (“Hua Long”). Pursuant to the agreement, GFRP paid Hua Long’s original equity owners $181,950 in cash to acquire for 100% interest in the registered capital of Hua Long. Upon completion of the acquisition, GFRP owned 100% interest in Hua Long

Hua Long was incorporated as a limited liability company in the People’s Republic of China (“PRC”) on December 23, 1999 with its principal place of business in Xian City, Shaanxi Province, the PRC. Its principal activity (until September 30, 2006) was to supply and install computer equipment and the provision of technical services to customers. All the Company’s customers were located in PRC. Since October 1, 2006, Hua Long ceased all its computer equipment trading operation and became an investment holding Company.

On December 11, 2006, GFRP completed a stock exchange transaction, through Hua Long, with New Century Scientific Investment Ltd. (“New Century”). New Century was incorporated as a limited liability company in the PRC on November 23, 2001 with its principal place of business in Xian City, Shaanxi Province, the PRC. Prior to March 2006, the Company was considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The principal activity of New Century is to lease the diagnostic imaging medical equipments to hospitals. The current operation commenced in March 2006. All customers are located in the PRC.

The stock exchange transaction involved two simultaneous transactions:

1.	the majority shareholder of GFRP delivered the 200,000 shares of common stock to New Century and/or its nominee in exchange for total payments of $325,000 in cash and;
2.
GFRP issued to New Century’s owners an amount equal to 40,000,000 new investment shares of common stock of GFRP pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for 95% of the registered capital of New Century. The transaction was completed through Hua Long, which was become the legal owner of New Century in the PRC.

Upon completion of the acquisition, GFRP owned 100% equity interest of Hua Long which in turn owns 95% equity interest of New Century.

Also in connection with this stock exchange transaction, GFRP and New Century agreed that:

1.	New Century appointed one director to the board of directors of GFRP and the existing directors will all resign.
2.	GFRP would settle all of its material liabilities as defined by U.S. Generally Accepted Accounting Principles.
3.
All of the shares of each of GFR Pharma, Inc., GFR Health, Inc., and Nutritionals Direct, Inc. (collectively, the past “subsidiaries”) will be sold to Richard Pierce, the former majority stockholders of GFRP, or his nominee.

4.
All of the debt owed by the past subsidiaries to GFRP will be assigned to Richard Pierce or his nominee. The board of directors will approve after appropriate review (with Mr. Pierce abstaining) the settlement of debt with the past subsidiaries and will approve the acceptance of shares of the capital stock of GFR Pharma Ltd., as full payment of the debt.

5.
GFRP will, for a period of eighteen months following the closing of the exchange of shares, agree not to rollback, consolidate, or merge its common shares in any way that would effectively reduce the shareholdings of existing shareholders.

6.
Mr. Pierce will retain 370,000 shares of GFRP as an investment, of which 170,000 shares will be locked up and non-transferable for three months after the closing and the remaining 200,000 shares will be locked up and non-transferable for twelve months after closing of the exchange of shares.

GFR PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the GFRP whereby New Century is deemed to be the accounting acquirer (legal acquiree) and GFRP to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of New Century, with the assets and liabilities, and revenues and expenses, of GFRP being included effective from the date of stock exchange transaction. GFRP is deemed to be a continuation of the business of New Century. Accordingly, the accompanying consolidated financial statements include the following:

(1) the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2) the financial position, results of operations, and cash flows of the acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

GFRP, Hua Long and New Century are hereinafter referred to as (the “Company”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates.

●	Basis of consolidation

The consolidated financial statements include the financial statements of GFRP and its subsidiaries, Hua Long and New Century.

All significant inter-company balances and transactions among GFRP and its subsidiaries have been eliminated upon consolidation.

●	Revenue recognition

a)	Service revenue

In accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, the Company records revenue when services are received by the customers and realized the amounts net of provisions for discounts, allowance and taxes which are recognized at the time of services performed.

The Company records the revenue, net of sales tax, from the customers (i.e. from hospitals) on a net basis in compliance with EITF 99-19, “Reporting Revenues Gross as a Principle versus Net as an Agent”.

GFR PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

    b)  Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Cost of revenue

Cost of revenue primarily includes direct labor, depreciation and other direct overheads.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2006, the Company recorded no allowance for doubtful accounts.

●	Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Buildings	20 years	5%
Medical equipment	13 to 16 years	5%
Furniture, fixture and equipment	5 years	5%

Expenditure for maintenance and repairs is expensed as incurred.

●	Construction in progress

Construction in progress includes construction costs of leasehold improvement at medical center. Interest incurred during the period of construction has not been capitalized as such amounts are considered to be immaterial at this time. Construction in progress is not depreciated until such time as the assets are completed and put into operational use.

GFR PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

●	Impairment of long lived assets

In accordance with SFAS No. 121, “Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

●	Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

●	Net income (loss) per share

The Company calculates net income (loss) per share in accordance with SFAS No. 128,“Earnings per Share”. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

GFR PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

●	Foreign currencies translation

The reporting currency of the Company is the United States dollar (“U.S. dollars”). Transactions denominated in currencies other than U.S. dollar are translated at the average rate for the period. Monetary assets and liabilities denominated in currencies other than U.S. dollar are translated into U.S. dollar at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in the other expenses in the consolidated statements of operation and comprehensive income.

The Company’s subsidiaries maintain their books and record in their local currency, the Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which its operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of operations is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the subsidiaries’ financial statements are recorded as accumulated other comprehensive income.

●	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of income and comprehensive income as and when the related employee service is provided.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates in one reportable segment.

GFR PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

●	Fair value of financial instruments

The Company values its financial instruments as required by Statement of Financial Accounting Standard (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, prepayments and deposits, short-term bank loan, other payables and accrued liabilities and income tax payable.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

●	Recently issued accounting standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting changes in Interim Financial Statements—An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In September 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 04-13,“Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 requires that two or more legally separate exchange transactions with the same counterparty be combined and considered a single arrangement for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, when the transactions are entered into in contemplation of one another. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in interim or annual periods beginning after March 15, 2006. The Company does not expect that the adoption of this statement would have a material effect on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments-an amendment of FASB Statements 133 and 140”, which is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The statement improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized have to bifurcated, if the holder elects to account for the whole instrument-by-instrument basis, in cases in which a derivative would otherwise have to bifurcated, if the holder elects to account for the whole instrument on a fair value basis. The Company does not expect that the adoption of this statement would have a material effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

GFR PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provision of SAB 108 is effective for the Company in the current fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SAB 108 but does not believe that the application of SAB 108 would have a material effect on its financial position, cash flows nor results of operations.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company starting January 1, 2008. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial position, cash flows and results of operations.

3. ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required as of December 31, 2006.

4. PREPAYMENTS AND DEPOSITS

Prepayments and deposits as of December 31, 2006 and 2005 consist of the following:

	2006	2005
		(restated)

Advances to employees	$17,923	$-
Prepaid expenses	42,324	-
Deposits	127,514	-
	$187,761	$-

5. DUE FROM A STOCKHOLDER

The amount represents a temporary advance to a stockholder. The balance is unsecured, non-interest bearing and was repaid in full in 2006.

GFR PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of December 31, 2006 and 2005 consists of the following:

	2006	2005
		(restated)

Buildings	$83,133	$82,158
Medical equipment	5,437,868	-
Furniture, fixture and equipment	75,673	-
Construction in progress	245,412	-
	5,725,224	82,158
Less: accumulated depreciation	(453,150)	(25,315)
Property, plant and equipment, net	$5,272,074	$56,843

Depreciation expense for the years ended December 31, 2006 and 2005 was $427,835 and $Nil, respectively.

As of December 31, 2006, certain medical equipment with a net book value of $2,627,945 was pledged as security in connection with outstanding loan facilities, respectively.

7. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of December 31, 2006 and 2005 consist of the followings:

	2006	2005
		(restated)

Government levy payable	$96,997	$-
Salaries payable	11,128	-
Accrued expenses	43,173	32,703
	$151,298	$32,703

8. INCOME TAXES

The Company is registered in the United States of America and has operations in 2 tax jurisdictions: the United States of America and the PRC. The operation in the United States of America has incurred net operating losses for income tax purposes. The Company generated substantially its net income from its PRC operation through the subsidiaries in the PRC and has recorded income tax provision for the year ended December 31, 2006.

GFR PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

The components of income (loss) before income taxes separating U.S. and PRC operations are as follows:

	2006	2005
		(restated)

Loss subject to U.S. operation	$(94,100)	$-
Income (loss) subject to PRC operation	764,504	(247)

Income (loss) before income taxes	$670,404	$(247)

United States of America

The Company is registered in the State of Nevada and is subjected to United States of America tax law.

As of December 31, 2006, the U.S. operation had $94,100 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2027. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

All the Company’s PRC subsidiaries are subjected to the Enterprise Income Tax governed by the Income Tax Law of the People’s Republic of China. Under the PRC Income Tax, Hua Long, as a foreign investment enterprise is exempted from income tax for the first two profit making years with a 50% exemption of income tax (that is 30%) for the next three years. New Century is local PRC company which is generally subject to a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

The reconciliation of income tax rate to the effective income tax rate based on income (loss) before income taxes stated in the consolidated statement of operations for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
		(restated)

Income (loss) before income taxes	$764,504	$(247)
Statutory income tax rate	33%	33%
	252,286	(82)
Less: items not subject to tax purpose
- Adjusted taxable loss	3,663	82
- Tax holiday and concessions	(244,475)	-

Income tax expenses	$11,474	$-

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2006 and 2005:
	2006	2005
		(restated)
Deferred tax assets:
- Net operating loss carryforwards	$32,935	$82
Less: valuation allowance	(32,935)	(82)

Deferred tax assets	$-	$-

As of December 31, 2006 and 2005, valuation allowance of $31,053 and $82 was provided to the deferred tax assets due to the uncertainty surrounding their realization.

GFR PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

9. SHORT-TERM BANK LOAN

The balance is represented by short-term bank loan of US$1,280,000 (RMB10,000,000) which is secured, payable to financial institutions. Interest is charged at 7.5852% per annum payable monthly, with principle due March 31, 2007, respectively. It was collateralized by 2 medical equipments of New Century (Note 6).

10. AMOUNT DUE TO STOCKHOLDERS

The amount due to stockholders represented advances which are unsecured, interest-free and repayable on demand.

11. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income (loss) per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. Pursuant to stock exchange transaction on December 11, 2006, the weighted average number of common shares issued and outstanding was adjusted to account for the effects of the stock exchange transaction as a reverse acquisition as more fully described in Note 1.

The following table sets forth the computation of basic and diluted net income (loss) per share for the year ended December 31, 2006 and 2005:

	2006	2005
		(restated)
Basis and diluted net income (loss) per share calculation
Numerator:
- Net income (loss) in computing basic net income per share	$619,567	$(247)
Denominator:
- Weighted average ordinary shares outstanding	40,047,997	40,000,000

Basic and diluted net income (loss) per share	$0.02	$(0.00)

12. CAPITAL TRANSACTIONS

1)
On December 11, 2006, GFRP completed a stock exchange transaction with the stockholders of New Century and GFRP issued to New Century’s owners an amount equal to 40,000,000 new investment shares of common stock of GFRP, as more fully described in Note 1.

2)	As a result, the total number of outstanding shares of GFRP’s common stock was increased to 41,079,940.

13. STOCK BASED COMPENSATION

The Board of Directors has authorized and GFRP has established the 2000 Incentive and Non-qualified Stock Option Plan (“the Plant”) under which GFRP may grant to employees, officers, directors, attorneys, consultants or other advisers of the Company or affiliated companies up to 6,000,000 shares of GFRP 's common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of December 31, 2006 and 2005, no options or shares have been granted under the Plan.

GFR PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

14. CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company’s subsidiaries in the PRC are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $1,350 and $2,739 for the years ended December 31, 2006 and 2005 respectively.

15. STATUTORY RESERVES

Under the PRC Law, the Company’s subsidiaries in the PRC are required to make appropriations to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the year ended December 31, 2005, there was no appropriation to statutory reserve since Hua Long and New Century incurred an operating loss during 2005.

For the year ended December 31, 2006, New Century contributed $77,579 to statutory reserve.

16. CONCENTRATION AND RISK

(a)    Major customers and vendors

For both years ended December 31, 2006 and 2005, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the year ended December 31, 2006, customers who account for 10% or more of revenues and purchases are presented as follows:

Customers	Revenues			Accounts receivable
Customer A	$1,543,064	100%		$472,601

Total:	$1,543,064	100%	Total:	$472,601

There are no vendors who account for 10% or more of purchases for both years ended December 31, 2006 and 2005.

(b)    Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

17. COMMITMENT AND CONTINGENCIES

(a) Capital commitment

As of December 31, 2006, the Company has contracted for leasehold improvement to a clinical center at hospital amounting to $448,000 (RMB$3,500,000), of which $256,000 (RMB$2,000,000) was paid to the contractors.

(b) Operating lease commitment

The Company currently does not have any formal rent agreements. Mr. Lian Guo, the major stockholders of the Company maintained the office space for the Company. The Company did not incur rent expense for the years ended December 31, 2006 and 2005.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 11, 2007, our Board of Directors made the decision to dismiss Robison, Hill & Company as our independent auditor. Currently, Zhong Yi (Hong Kong) C.P.A. Company Ltd. ("Zhong Yi") our new independent auditor pursuant to the engagement letter, dated December 15, 2006, which was approved by our Board of Directors. We do not have an audit committee.

During our two most recent fiscal years ended December 31, 2004 and 2005 and the subsequent interim period through December 15, 2006, we did not consult Zhong Yi with respect to any of the matters described in Item 304(a)(2) of Regulation S-K.

Robison, Hill & Company's audit reports regarding our financial statements for the year ended December 31, 2004 and 2005, contained no adverse opinion or disclaimer of opinion nor were they qualified or modified as to the uncertainty, audit scope or accounting principles.

In connection with the prior audits for the fiscal year ended December 31, 2004 and 2005, and the review for the interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006, there have been no disagreements with Robison, Hill & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Robison, Hill & Company would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for those periods. In addition, Robison, Hill & Company had no disagreements with us for the interim period from October 1, 2006 up to January 11, 2007.

Item 8A. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2006, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with  Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers, the positions and offices held with us, and the period during which each served in such positions and offices. Each director and executive officer serves for a term of one (1) year and until his successor is duly elected and qualified.

DIRECTORS AND OFFICERS

Name   Age  Position     Period In Office

            Su, Jie                     44              Director                                         Dec. 2006 -Present
                                                            Chief Executive
                                                            Officer, and President

           Wang, Zhi Dong       40              Chief Financial                               Dec. 2006 - Present
                                                            Officer, Vice President
                                                            and Director

The following is a summary of the business experience and other biographical information with respect to each of the Company’s officers and directors listed in the above-referenced table.

Mr. Su graduated from Henan Medical University with a Bachelor of Arts in 1984.

    After graduation, Mr. Su served as a hospital surgeon in China for 13 years until he went to work for Olympus where he was appointed as superintendent of the sales and marketing department in South China, Southwest China, Central China and Northwest China. Since 1999 he has worked hard to build up Olympus's 10 provincial offices in South China. He has been recognized for his creative ideas in staff training and problem solving at Olympus. In the time that Mr. Su went to work for Olympus, sales steadily increased between 30% and 50% per annum over the last seven years. Moreover, sales in South China reached RMB 0.2 billion.

    Since 2002, Mr. Su's proven experience and qualifications in management helped him become one of the top executives at Olympus. Mr. Su was responsible for the academic transfer, marketing management and after-sales services for the company. He also helped the company expand into new markets including Xinjiang which is now setting an example for other regional organizations.

    Mr. Su joined China Biosep Group Co. Ltd. in 2006 where he was put in charge of the negotiations for the merger between Biosep and Shan Xi New Century Scientific Investment Co. Ltd. The negotiations were completed within one month and the merging process proceeded smoothly as a result of Mr. Su's leadership skills.

Mr. Wang graduated with a Masters in Civil and Commercial Law from the Northwest University of Politics and Law in the People's Republic of China.

    Mr. Wang has been the Chief Financial Officer of New Century since 2004. He is responsible for the financing and investing activities of New Century. From 2002 to 2004, Mr. Wang was the Vice General Manager of Western China Credit Guarantee Co. Ltd., in charge of the daily operations of the company. From 2000 to 2002, Mr. Wang was Director of the Asset Management Department in Shanghai Hua Chen Assets Management Co. Ltd., in charge of corporate investments, mergers and acquisitions, and asset reorganizations. Mr. Wang has more than 10 years of experiences in finance and accounting. He has significant experience in funds management, mergers and acquisitions.

Audit Committee Financial Expert

We do not have a separately designated standing audit committee. The entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an “audit committee financial expert” serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission’s definition of “audit committee financial expert” and concluded that the Company does not currently have a person that qualifies as such an expert. Presently, there are only two (2) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an “audit committee financial expert”, but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an “audit committee financial expert”, each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

We have adopted a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the “Code of Ethics”). The Code of Ethics is designed to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.
•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer.

•	Compliance with applicable governmental laws, rules and regulations.
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code.
•	Accountability for adherence to the code.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2005. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our Common Stock.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers, however; the Chief Financial Officer Zhi Dong Wang carries out his function under the code of ethics and rules of professional conduct as outlined by the Peoples Republic of China.

Item 10. Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid to our Chief Executive Officer since fiscal 2004.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Su, C.E.O., President and Director	2006 2005 2004	15,000 - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

Employment Contracts

There are no employment agreements with any of our officers or directors.

Stock Option Awards

There were no options granted to any of our officers or directors during 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 12, 2007 (i) each person known to us to be the beneficial owner of more than 5% of its Common Stock, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. As of April 12, 2007, there were 42,079,940 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)(3)	Percentage of Class (3)
Li An Guo XinChengQuChangLeXiLu169Hao Xi’An ShanXi	16,000,000	38.0%
Officers and directors as a group (1 person)	16,000,000	38.0%

___________________

(1) As used herein, a person is deemed to be the “beneficial owner” of a security if he or she has or shares voting or investment power with respect to such security, or has the right to acquire such ownership within sixty (60) days. As used herein, “voting power” includes the power to vote or to direct the voting of shares, and “investment power” includes the power to dispose or to direct the disposition of shares, irrespective of any economic interest therein.

(2) Except as otherwise indicated by footnote, the persons named in the table have sole voting and investment power with respect to all Common Stock beneficially owned by them.

(3) Percentage ownership for a given individual or group is calculated on the basis of (i) the amount of outstanding shares owned as of April 12, 2007 plus, (ii) the number of shares that such individual or group has the right to acquire within sixty (60) days pursuant to options, warrants, conversion privileges or other rights.

Item 12. Certain Relationships and Related Transactions

On December 11, 2006, pursuant to the Plan of Exchange, dated June 26, 2006, Mr. Pierce delivered the 200,000 shares of common stock of the Company to the New Century and/or its nominee in exchange for total payments of $325,000 in cash

On December 11, 2006, the Company issued to the New Century Shareholders an amount equal to 40,000,000 new investment shares of common stock of the Registrant pursuant to Regulation S under the Securities Act of 1933, as amended, representing approximately 95% of the Registrant's then outstanding shares of common stock, in exchange for a 90+% interest in the shares of registered capital of New Century.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits. The exhibit list required by Item 13 of Form 10-KSB is provided in the “Index to Exhibits” located herein, immediately following Item 14.

      (b) Reports on Form 8-K Filed in Last Quarter of Fiscal Year 2006.

(1)	On December 12, 2006, the Company filed a current report on Form 8-K to announce the closing of Plan of Exchange with New Century, change of control and the appointment of new management

    Reports on Form 8-K filed subsequent to the end of Fiscal Year 2006

(1)	On January 18, 2007, the Company filed a current report on Form 8-K to announce the change of its certifying accountant.
(2)	On February 2, 2007, the Company filed an amendment to current report on Form 8-K/A to amend the announcement regarding the change of its certifying accountant.
(3)	On March 22, 2007, the Company filed a current report on Form 8-K to announce the acquisition of Hua Long.

Item 14. Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Robinson Hill & Company ("Robinson") for the year 2005, and by Zhong Yi (Hong Kong), our current independent auditor, for the year ended December 31, 2006, and all fees billed for other services rendered by these firms during those periods.

Year Ended December 31,	2006	2005
	Zhong Yi	Robinson

Audit Fees (1)	$44,000	$14,770
Audit-Related Fees (2)	--	--
Tax Fees (3)	--	300
All Other Fees (4)	--	--
Total Accounting Fees and Services	$44,000	$15,070
    ___________

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.
(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(4)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

    We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by the independent accountants during 2006 were pre-approved by our Board of Directors.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Articles of Incorporation as Amended **
3.1	Bylaws**
4.1	See Exhibits 3.1 and 3.2 for the provisions of our Articles of Incorporation and Bylaws that define the rights of holders of our Common Stock
4.2	Specimen of Common Stock Certificate ****
16.1	Letter on Change in Certifying Accountant †
17.1	Plan of Exchange and Letter of Intent ***
14.1	Code of Ethics *
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Jie Su, Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Zhi Dong Wang, Chief Financial Officer*
32.1	Section 1350 Certifications of Jie Su, Chief Executive Officer *
32.2	Section 1350 Certifications of Zhi Dong Wang, Chief Financial Officer *
99.1	Cautionary Statements for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995 *
__________

*          Filed herewith.
**	Filed as an Exhibit to our Form 10-SB12G, as filed with the Commission on November 5, 1999.
***	Contained in Form 8-K, as filed with the Commission on July 3, 2006.
****	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, as filed with the Commission on April 21, 2006.
†	Filed as Exhibit to the Company’s Current Report on Form 8-K, as filed with the Commission on February 2, 2007.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2007

GFR PHARMACEUTICALS, INC.

By:	/s/ Jie Su
Jie Su, Chief Executive Officer

By:	/s/ Zhi Dong Wang
Zhi Dong Wang, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Li An Wang	Director	April 12, 2007
Wang, Li An

/s/ Zhi Dong Wang	Director	April 12, 2007
Zhi Dong Wang