Form 10QSB
period 2007-03-31
GFR PHARMACEUTICALS INC
filed 2007-05-21
CIK 1096294

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2007

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-27959

GFR PHARMACEUTICALS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	77-0517964
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

99 Yan Xiang Road, Biosep Building, Xi An
Shaan Xi Province, P.R. China 710054
(Address of Principal Executive Offices)

(8629) 8339-9676
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

Number of shares of common stock outstanding as of May 18, 2007: 42,079,940

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-QSB under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-QSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GFR PHARMACEUTICALS INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheet as of March 31, 2007 and December 31, 2006 (audited)	5

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three Months Ended March 31, 2007 and 2006	6

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	7

Notes to Condensed Consolidated Financial Statement	8-15

GFR PHARMACEUTICALS INC. CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2007 AND DECEMBER 31, 2006 (Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2007	December 31, 2006
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$157,560	$64,543
Accounts receivable, trade	473,533	472,601
Receivable from a third party	319,120	-
Prepayments and deposits	88,824	187,761

Total current assets	1,039,037	724,905

Property, plant and equipment, net	5,163,957	5,272,074

TOTAL ASSETS	$6,202,994	$5,996,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loan	$1,280,000	$1,280,000
Other payables and accrued liabilities	116,803	151,298
Income tax payable	83,424	11,474

Total current liabilities	1,480,227	1,442,772

Non-current liabilities:
Amount due to stockholders	195,083	169,961

TOTAL LIABILITIES	1,675,310	1,612,733

MINORITY INTEREST	232,064	221,163

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 and 41,079,940 shares issued and outstanding	42,080	41,080
Additional paid-in capital	3,712,120	3,413,120
Deferred compensation	(108,000)	-
Accumulated other comprehensive income	100,624	89,578
Statutory reserve	77,579	77,579
Retained earnings	471,217	541,726

Total stockholders’ equity	4,295,620	4,163,083

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,202,994	$5,996,979

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

REVENUE, NET	$399,879	$144,672

OPERATING EXPENSES:
Consulting and professional fee	7,015	-
Stock-based compensation	192,000	-
Depreciation	111,638	34,910
General and administrative	52,528	123
Total operating expenses	363,181	35,033

INCOME FROM OPERATIONS	36,698	109,639

OTHER INCOME (EXPENSE):
Interest income	90	15
Interest expense	(24,446)	-
Total other (expense) income	(24,356)	15

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	12,342	109,654

Income tax expenses	(71,950)	(11,179)
Minority interest	(10,901)	-

NET (LOSS) INCOME	$(70,509)	$98,475

Other comprehensive income:
- Foreign currency translation gain	11,046	22,416

COMPREHENSIVE (LOSS) INCOME	$(59,463)	$120,891

Net (loss) income per share - Basic and diluted	$(0.00)	$0.00

Weighted average number of shares outstanding during the period - Basic and diluted	41,791,051	40,000,000

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (Currency expressed in United States Dollars (“US$”)) (Unaudited)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$(70,509)	$98,475
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	111,638	34,910
Stock-based compensation	192,000	-
Minority interest	10,901	-
Change in operating assets and liabilities:
Accounts receivable, trade	(932)	(153,545)
Receivable from a third party	(319,120)	-
Prepayments and deposits	98,937	(62,387)
Other payables and accrued liabilities	(34,495)	26,837
Income tax payable	71,950	-

Net cash provided by (used in) operating activities	60,370	(55,710)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,521)	-
Net cash used in investing activities	(3,521)	-

Cash flows from financing activities:
Contribution from stockholders	25,122	29,557
Net cash provided by financing activities	25,122	29,557

Foreign currency translation adjustment	11,046	22,416

NET CHANGE IN CASH AND CASH EQUIVALENTS	93,017	(3,737)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,543	6,225

CASH AND CASH EQUIVALENTS, END OF PERIOD	$157,560	$2,488

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expenses	$24,446	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Equipment financed by minority interest in a subsidiary	-	$181,130
Equipment financed by stockholders	-	$3,441,463

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited condensed consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE 2 ORGANIZATION AND BUSINESS BACKGROUND

GFR Pharmaceuticals, Inc. (“GFRP” or the “Company”) was incorporated in the State of Nevada on December 18, 1996 as Laredo Investment Corp. On August 9, 2004, Laredo Investment Corp. changed its name to GFR Pharmaceuticals, Inc. GFRP specializes in formulating, blending, encapsulating and packing nutritional products. The Company’s operations are located in the province of British Columbia, Canada.

On October 15, 2006, GFRP executed an acquisition agreement with Xi’an Hua Long Yu Tian Ke Ji Shi Ye Co., Ltd. (“Hua Long”). Pursuant to the agreement, GFRP paid Hua Long’s original equity owners $181,950 in cash to acquire for 100% interest in the registered capital of Hua Long. Upon completion of the acquisition, GFRP owned 100% interest in Hua Long.

Hua Long was incorporated as a limited liability company in the People’s Republic of China (the “PRC”) on December 23, 1999 with its principal place of business in Xi’an City, Shaanxi Province, the PRC. Its principal activity (until September 30, 2006) was to supply and install computer equipment and the provision of technical services to customers. All the Company’s customers were located in the PRC. Since October 1, 2006, Hua Long ceased all its computer equipment trading operation and became an investment holding Company.

On December 11, 2006, GFRP completed a stock exchange transaction, through Hua Long, with New Century Scientific Investment Ltd. (“New Century”) whereby 40,000,000 shares of the Company’s common stock in exchange for 95% of the equity ownership in New Century. New Century was incorporated as a limited liability company in the PRC on November 23, 2001 with its principal place of business in Xi’an City, Shaanxi Province, the PRC. Upon completion of the acquisition, GFRP owned 100% equity interest of Hua Long which in turn owns 95% equity interest of New Century.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the GFRP whereby New Century is deemed to be the accounting acquirer (legal acquiree) and GFRP to be the accounting acquiree (legal acquirer). The accompanying condensed consolidated financial statements are in substance those of New Century, with the assets and liabilities, and revenues and expenses, of GFRP being included effective from the date of stock exchange transaction.

GFRP, Hua Long and New Century are hereinafter referred to as (the “Company”).

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of GFRP and its subsidiaries, Hua Long and New Century.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of March 31, 2007, the Company recorded no allowance for doubtful accounts.

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

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Construction in progress

Construction in progress includes construction costs of leasehold improvement at medical center. Interest incurred during the period of construction has not been capitalized as such amounts are considered to be immaterial at this time. Construction in progress is not depreciated until such time as the assets are completed and put into operational use.

●	Impairment of long-lived assets

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

The Company records the revenue, net of sales tax, from the customers (i.e. from hospitals) on a net basis in compliance with EITF 99-19, “Reporting Revenues Gross as a Principle versus Net as an Agent.”

b)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Income taxes

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and as interpreted by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Net (loss) income per share

The Company calculates net (loss) income per share in accordance with SFAS No. 128,“Earnings per Share.” Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Comprehensive (loss) income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Foreign currencies translation

The reporting currency of the Company is the United States dollar (“U.S. dollars”). Transactions denominated in currencies other than U.S. dollar are translated at the average rate for the period. Monetary assets and liabilities denominated in currencies other than U.S. dollar are translated into U.S. dollar at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in the other expenses in the condensed consolidated statements of operations and comprehensive income.

The Company’s subsidiaries maintain their books and record in their local currency, the Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which its operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statements of operations is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the subsidiaries’ financial statements are recorded as accumulated other comprehensive income.

●	Stock-based compensation

The Company adopts SFAS No. 123R,“Accounting for Stock-Based Compensation” using the fair value method. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period, which is generally the vesting period.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, receivable from a third party, prepayments and deposits, short-term bank loan, other payables and accrued liabilities and income tax payable.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

●	Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.

NOTE 4 ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required as of March 31, 2007 and December 31, 2006.

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 5 RECEIVABLE FROM A THIRD PARTY

The amount is temporary advance made to a third party. The balance is unsecured, non-interest bearing and repayable within the next twelve months.

NOTE 6 PREPAYMENTS AND DEPOSITS

Prepayments and deposits as of March 31, 2007 consist of the following:

	March 31, 2007	December 31, 2006
		(audited)

Advances to employees	$26,172	$17,923
Prepaid expenses	48,513	42,324
Deposits	14,139	127,514
	$88,824	$187,761

NOTE 7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, as of March 31, 2007 consist of the following:

	March 31, 2007	December 31, 2006
		(audited)

Buildings	$83,133	$83,133
Medical equipment	5,379,652	5,379,652
Furniture, fixture and equipment	17,027	17,027
Construction in progress	248,933	245,412
	5,728,745	5,725,224
Less: accumulated depreciation	(564,788)	(453,150)
Property, plant and equipment, net	$5,163,957	$5,272,074

Depreciation expense for the three months ended March 31, 2007 and 2006 were $111,638 and $34,910, respectively.

As of March 31, 2007, certain medical equipment with a net book value of $2,561,411 was pledged as security in connection with outstanding loan facilities, respectively.

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 8 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of March 31, 2007 consist of the followings:

	March 31, 2007	December 31, 2006
		(audited)

Government levy payable	$46,437	$96,997
Salaries payable	8,525	11,128
Accrued expenses	61,841	43,173
	$116,803	$151,298

NOTE 9 SHORT-TERM BANK LOAN

The balance is represented by short-term bank loan of US$1,280,000 (RMB10,000,000) which is secured, payable to financial institutions. Interest is charged at 7.5852% per annum payable quarterly, with principle due March 31, 2007 and was extended for renewal. It was collateralized by 2 medical equipments of New Century (Note 7).

NOTE 10 AMOUNT DUE TO STOCKHOLDERS

The amount due to stockholders represented advances to the Company which are unsecured, interest-free and repayable on demand.

NOTE 11 STOCK-BASED COMPENSATION

On January 27, 2007, the Company issued 1,000,000 shares of common stock for business advisory services to Greentree Financial Group, Inc, in a term of 2 years ending December 31, 2007. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the date of issuance, at a price of $0.30 per share. The Company calculated a stock-based compensation cost of $300,000 and recognized $192,000 for the three months ended March 31, 2007. As of March 31, 2007, a deferred compensation is amounted to $108,000 and amortized on the straight-line method over 9 months.

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 12 CONCENTRATION AND RISK

(a) Major customers

For both three months ended March 31, 2007 and 2006, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

For the three months ended March 31, 2007, a customer who accounted for 10% or more of revenues is presented as follows:

Customer	Revenue	Percentage of revenue	Accounts receivable
Customer A	$399,879	100%	$473,533

For the three months ended March 31, 2006, a customer who accounted for 10% or more of revenues is presented as follows:

Customer	Revenue	Percentage of revenue	Accounts receivable
Customer A	$144,672	100%	$153,545

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

NOTE 13 COMMITMENT AND CONTINGENCIES

(a) Capital commitment

As of March 31, 2007, the Company has contracted for leasehold improvement to a clinical center at hospital amounting to $448,000 (RMB3,500,000), of which $259,000 (RMB2,000,000) was paid to the contractors.

(b) Operating lease commitment

The Company currently does not have any formal rent agreements. Mr. Lian Guo, the major stockholders of the Company maintained the office space for the Company. The Company did not incur rent expense for the three months ended March 31, 2007 and 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL DESCRIPTION OF BUSINESS

As used herein the terms "we", "us", "our," the “Registrant,” “GFRP” and the "Company" means, GFR Pharmaceuticals Inc., a Nevada corporation, formerly known as Laredo Investment Corp. These terms also refer to our subsidiary corporation, Xi'an Hua Long Yu Tian Ke Ji Shi Ye Co., Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China (“Hua Long") acquired in October 2006.

We were incorporated in the State of Nevada on December 18, 1996 as Laredo Investment Corp. On August 9, 2004, Laredo Investment Corp. changed its name to GFR Pharmaceuticals, Inc. GFRP specialized in formulating, blending, encapsulating and packing nutritional products. Our operations were located in the province of British Columbia, Canada.

On October 15, 2006, we executed an acquisition agreement with Hua Long. Pursuant to the Agreement, we paid Hua Long Shareholders approximately $187,500 in cash to acquire 100% interest in the shares of registered capital of Hua Long. Hua Long acts as the holding company of New Century Scientific Investment Ltd. ("New Century"), a Chinese corporation completing a stock exchange transaction with us, through Hua Long, on December 11, 2006, pursuant to which 40,000,000 shares of GFRP common stock in exchange for 95% of the equity ownership in New Century.

The acquisition of Hua Long allowed us to complete the legal processing regarding the share exchange with New Century in China. Upon completion of the acquisition, we owned 100% equity interest of Hua Long which in turn owns 95% equity interest of New Century. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer, Hua Long, and as a re-organization by the accounting acquiree.

Upon the completion of the transaction, we have continued operations of New Century, through Hua Long. The principal activity of New Century is to lease the diagnostic imaging medical equipments to hospitals. The current operation commenced in March 2006. All customers are located in China.

New Century, formerly Shan Xi New Century Technology Investment Development Company Ltd., provides consulting services of chemical technology investment, investment and management of technical project, natural extract, development, production and sales of purification chemicals (except food, medicine, danger goods, poisonous production), research, production and sales of chemical facility, agent service (except sales of medicine and medical facility), commercial consulting service and property management. With the extensive cooperative relationship with the leading hospitals in China, New Century also provides therapy equipment and the overall service to tumor sufferers. Presently, we have four sets of high-end medical facility, including MASEP SRRS GAMMA RAYS STEREOTACTIC RADIATION THERAPY SYSTEM FOR HEADS, OUR GAMMA RAYS STEREOTACTIC RADIATION THERAPY SYSTEMôPHILIPS PET SYSTEM and CANADIAN CYCLOTRON SYSTEM. New Century set up a professional medical website to offer comprehensive online consultant and three service centers for body check and medical treatment. The average monthly case in 2006 was 137, which generate a considerable profit. Up till now, New Century has grown to be the largest medical facility management company in Shan Xi province. In the future, we will dedicate in expanding the market percentage and invest a tumor therapy center or hospital and a modernized tumor institute. In the coming three years, it is expected to be a well-known tumor institute in west China.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop and deliver our services on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

a)	Service revenue

In accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, we record revenue when services are received by the customers and realized the amounts net of provisions for discounts, allowance and taxes which are recognized at the time of services performed.

We record the revenue, net of sales tax, from the customers (i.e. from hospitals) on a net basis in compliance with EITF 99-19, “Reporting Revenues Gross as a Principle versus Net as an Agent.”

b)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Stock-based compensation

We adopted SFAS No. 123R,“Accounting for Stock-Based Compensation” using the fair value method. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period, which is generally the vesting period.

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

Revenues

We recorded revenues of $399,879 for the three months ended March 31, 2007 due primarily to the consulting services in connection with chemical technology investment, investment and management of technical project, natural extract, development, production and sales of purification chemicals (exclusive from food, medicine, danger goods, poisonous production), research, production and sales of chemical facility, agent service (except for sales of medicine and medical facility), commercial consulting service and property management. The services revenues were recorded when services are received by the customers and realized the amounts net of provisions for discounts, allowance and taxes which are recognized at the time of services performed. We had $144,672 revenues during the first quarter of 2006 were due primarily to the revenue generated starting from March 2006.

Income / Loss

We had net losses of $70,509 and net income of $98,475 for the three months ended March 31, 2007 and 2006, respectively. The net losses during the first quarter of 2007 were due primarily to the depreciation expenses of $111,638, and the non-cash consulting expenses of $192,000 for the three months ended March 31, 2007. The non-cash consulting expenses were the result of the issuance of 1,000,000 shares of common stock for services in connection with general management consulting and advisory services including, but not limited to, the following:

-	Advise on matters relating to our structure, management, operation and subsidiaries;
-	The preparation and implementation of a new business plan and a future growth strategy;
-	Assistance with preparation of applicable filings with the SEC;
-	Assistance with preparation of consolidated financial statements;
-	EDGAR services
-	Advise on procedures, regulations, and compliance of a public listed company;

The shares were valued based on the market price on the date of the stock issuance, at a price of $0.30 per share, resulting in total expenses of $300,000 for services rendered, which were booked pro rata within the relative service periods.

The net income of $98,475 for the three months ended March 31, 2006 were due to the low operating expenses within the commencing months. We expect to be profitable during fiscal year 2007 through the implementation of our marketing strategies. However, we cannot be certain that we will be able to successfully implement our marketing strategies and there can be no assurance for the achievement and any revenue growth will take place in the future.

Expenses

     Operating expenses for the three months ended March 31, 2007 and 2006 were $363,181 and $35,033, respectively. The high operating expenses during the three months ended March 31, 2007 were due primarily to depreciation expenses of $111,638 and non-cash consulting expenses of $192,000 resulting from the issuance of 1,000,000 shares of common stock for services in connection with general management consulting and advisory services. The shares were valued based on the market price on the date of the stock issuance, at a price of $0.30 per share, resulting in total expenses of $300,000 for services rendered, which were booked pro rata within the relative service periods.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $60,370 for the three months ended March 31, 2007, compared to cash flows of $55,710 used in operating activities for the three months ended March 31, 2006. Positive cash flows from operations for the three months ended March 31, 2007 were due primarily to the net loss significantly offset by the non-cash depreciation expenses of $111,638 and non-cash consulting expenses of $192,000 resulting from the issuance of 1,000,000 shares of common stock for services in connection with general management consulting and advisory services. The shares were valued based on the market price on the date of the stock issuance, at a price of $0.30 per share, resulting in total expenses of $300,000 for services rendered, which were booked pro rata within the relative service periods. Cash flows used in operating activities for the three months ended March 31, 2006 were due primarily to the increase in the prepayments and deposits of $62,387.

Cash flows used in investing activities were $3,521 for the three months ended March 31, 2007, due to the purchase of property and equipment during the first quarter of 2007. We had no cash flows from the first quarter of 2006.

Cash flows provided by financing activities were $25,122 and $29,557 for the three months ended March 31, 2007 and 2006, respectively, due to capital contribution from shareholders in both periods.

    We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $1,500,000 in working capital during 2007 and $2,000,000 for the two years thereafter.

    Overall, we have funded our cash needs from inception through March 31, 2007 with a series of debt and equity transactions, including a short-term bank loan of $1,280,000, which is secured, interest-borne, and payable to financial institutions. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on consolidated operations and consolidated financial condition.

    We had cash of $157,560 on hand and working capital defecit of $441,190 as of March 31, 2007. Currently, we do not have enough cash to fund our operations for about six months. This is based on current working capital deficit and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,500,000 to sustain operations through year 2007 and approximately $2,000,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our services provided or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable.

    On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from this offering will also be used to market our services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

*	Curtail new services launches

*	Limit our future marketing efforts to areas that we believe would be the most profitable.

    Demand for our services will be dependent on, among other things, market acceptance of our services, medical market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from our services provided, our business operations may be adversely affected by our competitors and prolonged recession periods.

    Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We plan to strengthen our position in our industry. We also plan to expand our operations through aggressively marketing our services.

ITEM 3. CONTROLS AND PROCEDURES.

    We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 2.      CHANGES IN SECURITIES

On January 27, 2007, we issued 1,000,000 shares of common stock for business advisory services to Greentree Financial Group, Inc, in a term of two years ending December 31, 2007. The fair value of this stock issuance was determined using the fair value of our common stock on the date of issuance, at a price of $0.30 per share. We calculated a stock-based compensation cost of $300,000 and recognized $192,000 for the three months ended March 31, 2007.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

Reports on Form 8-K filed in the first quarter of 2007

(1)	On January 18, 2007, we filed a current report on Form 8-K to announce the change of our certifying accountant.

(2)	On February 2, 2007, we filed an amendment to current report on Form 8-K/A to amend the announcement regarding the change of our certifying accountant.

(3)	On March 22, 2007, we filed a current report on Form 8-K to announce the acquisition of Hua Long.

Reports on Form 8-K filed subsequent to the first quarter of 2007

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GFR PHARMACEUTICALS, INC.

Date: May 20, 2007	By:	/s/ Su, Jie
Su, Jie Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002