Form 10QSB
period 2007-06-30
GFR PHARMACEUTICALS INC
filed 2007-08-14
CIK 1096294

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2007

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-27959

GFR PHARMACEUTICALS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	77-0517964
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares of common stock outstanding as of August 15, 2007: 42,079,940

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-QSB under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-QSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. FINANCIAL STATEMENTS

GFR PHARMACEUTICALS INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 (audited)	5

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three and Six Months Ended June 30, 2007 and 2006	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	7

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2007	8

Notes to Condensed Consolidated Financial Statements	9-16

GFR PHARMACEUTICALS INC. CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2007 AND DECEMBER 31, 2006 (Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2007	December 31, 2006
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$553,608	$64,543
Accounts receivable, trade	389,296	472,601
Prepayments and deposits	64,846	187,761

Total current assets	1,007,750	724,905

Property, plant and equipment, net	5,338,066	5,272,074

TOTAL ASSETS	$6,345,816	$5,996,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loan	$639,831	$1,280,000
Other payables and accrued liabilities	173,150	151,298
Income tax payable	353,056	11,474

Total current liabilities	1,166,037	1,442,772

Non-current liabilities:
Amount due to stockholders	93,300	169,961

Total liabilities	1,259,337	1,612,733

Minority interest	273,084	221,163

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 and 41,079,940 shares issued and outstanding as of June 30, 2007 and December 31, 2006	42,080	41,080
Additional paid-in capital	3,712,120	3,413,120
Deferred compensation	(72,000)	-
Accumulated other comprehensive income	114,575	89,578
Statutory reserve	77,579	77,579
Retained earnings	939,041	541,726

Total stockholders’ equity	4,813,395	4,163,083

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,345,816	$5,996,979

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
 (Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

REVENUE, NET	$1,045,957	$420,503	$1,445,836	$565,175

OPERATING EXPENSES:
Consulting and professional fee	1,050	-	8,065	-
Stock-based compensation	36,000	-	228,000	-
Depreciation	113,504	175,034	225,142	209,944
General and administrative	84,370	38,620	136,898	38,743
Total operating expenses	234,924	213,654	598,105	248,687

INCOME FROM OPERATIONS	811,033	206,849	847,731	316,488

OTHER INCOME (EXPENSE):
Interest income	105	22	195	37
Interest expense	(32,662)	(53,038)	(57,108)	(64,217)
Total other expense	(32,557)	(53,016)	(56,913)	(64,180)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	778,476	153,833	790,818	252,308

Income tax expenses	(269,632)	(50,764)	(341,582)	(83,261)
Minority interest	(41,020)	-	(51,921)	-

NET INCOME	$467,824	$103,069	$397,315	$169,047

Other comprehensive income:
- Foreign currency translation gain	13,951	1,723	24,997	24,139

COMPREHENSIVE INCOME	$481,775	$104,792	$422,312	$193,186

Net income per share – Basic and diluted	$0.01	$0.00	$0.01	$0.00

Weighted average number of shares outstanding during the period – Basic and diluted	42,079,940	40,047,997	41,935,496	40,047,997

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006 (Currency expressed in United States Dollars (“US$”)) (Unaudited)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$397,315	$169,047
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	225,142	209,944
Stock-based compensation	228,000	-
Minority interest	51,921	-
Change in operating assets and liabilities:
Accounts receivable, trade	83,305	(168,915)
Prepayments and deposits	122,915	(405,860)
Other payables and accrued liabilities	21,852	66,543
Income tax payable	341,582	83,261

Net cash provided by (used in) operating activities	1,472,032	(45,980)

Cash flows from investing activities:
Purchase of property, plant and equipment	(291,134)	-
Net cash used in investing activities	(291,134)	-

Cash flows from financing activities:
Advances from stockholders	-	379,439
Repayment of stockholder advances	(76,661)	-
Repayment of short-term bank loan	(640,169)	(246,159)
Net cash (used in) provided by financing activities	(716,830)	133,280

Foreign currency translation adjustment	24,997	24,139

NET CHANGE IN CASH AND CASH EQUIVALENTS	489,065	111,439

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,543	4,023

CASH AND CASH EQUIVALENTS, END OF PERIOD	$553,608	$115,462

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expenses	$57,108	$64,217

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Equipment financed by minority interest in a subsidiary	$-	$181,130
Equipment financed by stockholders	$-	$3,441,463

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC. CONDENSED CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2007 (Currency expressed in United States Dollars (“US$”)) (Unaudited)

	Common stock
	No. of share	Amount	Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Total equity
Balance as of January 1, 2007	41,079,940	$41,080	$3,413,120	$-	$89,578	$77,579	$541,726	$4,163,083

Shares issued for service rendered, non-cash	1,000,000	1,000	299,000	(300,000)	-	-	-	-

Amortization of deferred compensation	-	-	-	228,000	-	-	-	-

Net income for the period	-	-	-	-	-	-	397,315	397,315

Foreign currency translation adjustment	-	-	-	-	24,997	-	-	24,997
Balance as of June 30, 2007	42,079,940	$42,080	$3,712,120	$(72,000)	$114,575	$77,579	$939,041	$4,813,395

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
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

NOTE 2 ORGANIZATION AND BUSINESS BACKGROUND

GFR Pharmaceuticals, Inc. (the “Company” or “GFRP”) was incorporated in the State of Nevada on December 18, 1996 as Laredo Investment Corp. On August 9, 2004, Laredo Investment Corp. changed its name to GFR Pharmaceuticals, Inc.  GFRP specializes in formulating, blending, encapsulating and packing nutritional products.  The Company’s operations are located in the province of British Columbia, Canada.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2007
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

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.  As of June 30, 2007, the Company has determined that no allowance for doubtful accounts is necessary.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2007
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

In accordance with SFAS No. 144,“Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset.  There has been no impairment as of June 30, 2007.

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

The estimated annual effective tax rate is applied to the year-to-date ordinary income at the end of the interim period.

●	Net income per share

The Company calculates net income per share in accordance with SFAS No. 128,“Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period.  Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period ends.

●	Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN48 on January 1, 2007. The adoption of FIN 48 did not have an effect on the results of operations or financial condition. The Company did not have any unrecognized tax benefits as of June 30, 2007.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115,“Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.

NOTE 4 ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions.  The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible.  If actual collections experience changes, revisions to the allowance may be required.  Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required as of June 30, 2007.

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 5 PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following:
	June 30, 2007	December 31, 2006
		(audited)

Advances to employees	$21,254	$17,923
Prepaid expenses	43,592	42,324
Deposits	-	127,514
	$64,846	$187,761

NOTE 6 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	June 30, 2007	December 31, 2006
		(audited)

Buildings	$83,133	$83,133
Medical equipment	5,379,652	5,379,652
Furniture, fixture and equipment	22,103	17,027
Construction in progress	531,470	245,412
	6,016,358	5,725,224
Less: accumulated depreciation	(678,292)	(453,150)
Property, plant and equipment, net	$5,338,066	$5,272,074

Depreciation expense for the three months ended June 30, 2007 and 2006 were $113,504 and $175,034, respectively. Depreciation expense for the six months ended June 30, 2007 and 2006 were $225,142 and $209,944, respectively.

As of June 30, 2007, certain medical equipment with a net book value of $2,521,356 was pledged as security in connection with outstanding loan facilities (see Note 8).

NOTE 7 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the followings:

	June 30, 2007	December 31, 2006
		(audited)

Business tax payable	$80,347	$83,028
Government levy payable	20,722	13,969
Salaries payable	9,030	11,128
Accrued expenses	63,051	43,173
	$173,150	$151,298

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 8 SHORT-TERM BANK LOAN

The balance is represented by a short-term bank loan of US$639,831 (approximately RMB4,998,682) which is secured, payable to financial institutions.  Interest is charged at 11.38% per annum payable quarterly, with principle due August 25, 2007.  The loan is collateralized by certain medical equipments of New Century (Note 6).

NOTE 9 AMOUNT DUE TO STOCKHOLDERS

The amount due to stockholders represented advances to the Company which are unsecured, interest-free and repayable on demand.

NOTE 10 INCOME TAXES

The Company is registered in the United States of America and has operations in two tax jurisdictions: the United States of America and the PRC. The operation in the United States of America has incurred net operating losses for income tax purposes. The Company generated substantially its net income from its PRC operation through the subsidiaries in the PRC and has recorded income tax provision for the period ended June 30, 2007.

The components of income before income taxes and minority interest separating U.S. and PRC operations are as follows:

	Six Months ended June 30,
	2007	2006

Loss subject to U.S. operation	$(233,665)	$-
Income subject to PRC operation	1,024,483	252,308
Income before income taxes and minority interest	$790,818	$252,308

United States of America

The Company is registered in the State of Nevada and is subjected to United States of America tax law.

As of June 30, 2007, the U.S. operation had $233,665 of net operating losses available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2027.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

All the Company’s PRC subsidiaries are subjected to the Enterprise Income Tax governed by the Income Tax Law of the People’s Republic of China.  Under the PRC Income Tax, Hua Long, as a foreign investment enterprise is exempted from income tax for the first two profit making years with a 50% exemption of income tax (that is 30%) for the next three years. New Century is domestic company which is generally subject to a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the PRC operation as follows:

	Six Months ended June 30,
	2007	2006

Income before income taxes	$1,024,483	$252,308
Statutory income tax rate	33%	33%
	338,079	83,261

Add: expenses not deductible for income tax	3,503	-
Income tax expenses	$341,582	$83,261

For PRC operation, its effective income tax rates for the three and six months ended June 30, 2007 and 2006 were 34.6%, 33.0% and 33.3% and 33.0%, respectively.

NOTE 10 STOCK-BASED COMPENSATION

On January 27, 2007, the Company issued 1,000,000 shares of common stock for business advisory services to Greentree Financial Group, Inc, in a term of 2 years ending December 31, 2007.  The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the date of issuance, at a price of $0.30 per share.  The Company calculated a stock-based compensation cost of $300,000 and recognized $36,000 and $228,000 for the three and six months ended June 30, 2007. As of June 30, 2007, a deferred compensation is amounted to $72,000 and to be amortized on the straight-line method through December 2007.

NOTE 11 CONCENTRATION AND RISK

(a)         Major customers

For both three and six months ended June 30, 2007 and 2006, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

For the three and six months ended June 30, 2007, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively.  As of June 30, 2007, this customer accounts for both 100% of revenues amounting to $389,296 and $168,915 of accounts receivable, respectively.

(b)         Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable.  The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

(c)           Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from long-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments.  As of June 30, 2007, all of borrowings were at fixed rates.

NOTE 12 COMMITMENT AND CONTINGENCIES

(a)         Capital commitment

As of June 30, 2007, the Company has contracted for leasehold improvement to a clinical center at hospital amounting to $540,541 (RMB 4,100,000), of which $531,470 (RMB4,031,200) was paid to the contractors. The improvement is expected to be completed in August, 2007.

(b)         Operating lease commitment

The Company currently does not have any formal rent agreements. Mr. Lian Guo, the major stockholders of the Company maintained the office space for the Company. The Company did not incur rent expense for the three and six months ended June 30, 2007 and 2006.

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

We were incorporated in the State of Nevada on December 18, 1996 as Laredo Investment Corp. On August 9, 2004, Laredo Investment Corp. changed its name to GFR Pharmaceuticals, Inc. GFRP specialized in formulating, blending, encapsulating and packing nutritional products. The Company’s operations were located in the province of British Columbia, Canada.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

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

Revenues

We recorded revenues of $1,045,957 and $1,445,836 for the three and six months ended June 30, 2007, respectively, due primarily to the consulting services in connection with chemical technology investment, investment and management of technical project, natural extract, development, production and sales of purification chemicals (exclusive from food, medicine, danger goods, poisonous production), research, production and sales of chemical facility, agent service (except for sales of medicine and medical facility), commercial consulting service and property management. The services revenues were recorded when services are received by the customers and realized the amounts net of provisions for discounts, allowance and taxes which are recognized at the time of services performed. The increases by $625,454 and $880,661, compared to net revenues of $420,503 and $565,175 during the same periods ended June 30, 2006, respectively, due primarily to the maturity of our products and services in the markets. We did not generate revenue until March 2006.

Income / Loss

We had net incomes of $467,824 and $397,315 for the three and six months ended June 30, 2007, respectively. The increases by $364,755 and $228,268, compared to net incomes of $103,069 and $169,047 for the three and six months ended June 30, 2006, due primarily to the increase in revenues while the operating expense remained at the same level, except for the operating expenses during the six months ended June 30, 2007, the excess in this period resulting from the non-cash consulting expenses of $228,000.

We expect to be profitable during fiscal year 2007 through the implementation of our marketing strategies. However, we cannot be certain that we will be able to successfully implement our marketing strategies and there can be no assurance for the achievement and any revenue growth will take place in the future.

Expenses

    Operating expenses for the three and six months ended June 30, 2007 were $234,924 and $598,105, respectively, compared to operating expenses of $213,654 and $248,687 for the same periods ended June 30, 2006. The high operating expenses during the six months ended June 30, 2007 were due primarily to depreciation expenses of $225,142 and non-cash consulting expenses of $228,000 resulting from the issuance of 1,000,000 shares of common stock for services in connection with general management consulting and advisory services including, but not limited to, the following:

-	Advise on matters relating to our structure, management, operation and subsidiaries;
-	The preparation and implementation of a new business plan and a future growth strategy;
-	Assistance with preparation of applicable filings with the SEC;
-	Assistance with preparation of financial statements;
-	EDGAR services
-	Assistance with preparation of applicable filings with the SEC;
-	Assistance with preparation of financial statements;
-	EDGAR services

Advise on procedures, regulations, and compliance of a public listed company;

The shares were valued based on the market price on the date of the stock issuance, at a price of $0.30 per share, resulting in total expenses of $300,000 for services rendered, and booked pro rata within the relative service periods completed as of June 30, 2007, which were $36,000 and $228,000 for the three and six months ended June 30, 2007, respectively.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $1,472,032 for the six months ended June 30, 2007, compared to cash flows of $45,980 used in operating activities for the six months ended June 30, 2006. Positive cash flows from operations for the six months ended June 30, 2007 were due primarily to the net income of $397,315, the decrease in prepayments by $122,915, the increase in income tax payable of $341,582. The positive cash flow were also attributable to the non-cash depreciation expenses of $225,142 and non-cash consulting expenses of $228,000 resulting from the issuance of 1,000,000 shares of common stock for services in connection with general management consulting and advisory services. The shares were valued based on the market price on the date of the stock issuance, at a price of $0.30 per share, resulting in total expenses of $300,000 for services rendered, which were booked pro rata within the relative service periods. Cash flows used in operating activities for the six months ended June 30, 2006 were due primarily to the increase in accounts receivable and prepayments, which were $168,915 and $405,860, respectively.

Cash flows used in investing activities were $291,134 for the six months ended June 30, 2007, due to the purchase of property and equipment during the first six months of 2007. We had no cash flows from the same period of 2006.

Cash flows used in financing activities were $716,830 for the six months ended June 30, 2007, due primarily to the repayment of stockholder advances  of $76,661 and repayment of short-term loan to the bank of $640,169, compared to cash flow of $133,280 provided by financing activities during the six months ended June 30, 2006, due to capital contribution from shareholders of $379,439, offset by the repayment of short-term loan of $246,159.

    We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $1,500,000 in working capital during 2007 and $2,000,000 for the two years thereafter.

    Overall, we have funded our cash needs from inception through June 30, 2007 with a series of debt and equity transactions, including a short-term bank loan of $639,831, which is secured, interest-borne, and payable to financial institutions. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $553,608 on hand and working capital deficit of $158,287 as of June 30, 2007. Currently, we do not have enough cash to fund our operations for about six months. This is based on current working capital deficit and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,500,000 to sustain operations through year 2007 and approximately $2,000,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our services provided or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable.

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

ITEM 3. CONTROLS AND PROCEDURES.

    The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. The Company’s Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls and procedures for the Company. The controls and procedures established by the Company are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

    As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Reports on Form 8-K filed subsequent to the first quarter of 2007

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GFR PHARMACEUTICALS, INC.

Date: August 15, 2007	By:	/s/ Su, Jie
Su, Jie Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002