Form 10QSB
period 2007-09-30
GFR PHARMACEUTICALS INC
filed 2007-11-19
CIK 1096294

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2007

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-27959

GFR PHARMACEUTICALS INC.

(Exact name of small business issuer as specified in its charter)

Nevada	77-0517964
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares of common stock outstanding as of November 15, 2007: 42,079,940

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

ITEM 1. FINANCIAL STATEMENTS

GFR PHARMACEUTICALS INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	5

Condensed Consolidated Statements of Operations And Comprehensive Income for the three and nine months ended September 30, 2007 and 2006	6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	7

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2007	8

Notes to Condensed Consolidated Financial Statements	9-18

GFR PHARMACEUTICALS INC. CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006 (Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2007	December 31, 2006
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$1,364,935	$64,543
Accounts receivable, trade	335,759	472,601
Prepayments and deposits	53,936	187,761

Total current assets	1,754,630	724,905

Property, plant and equipment, net	5,570,391	5,272,074

TOTAL ASSETS	$7,325,021	$5,996,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loan	$519,844	$1,280,000
Income tax payable	590,075	11,474
Other payables and accrued liabilities	219,781	151,298

Total current liabilities	1,329,700	1,442,772

Non-current liabilities:
Amount due to a stockholder	329,615	169,961

Total liabilities	1,659,315	1,612,733

Minority interest	277,566	221,163

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 and 41,079,940 shares issued and outstanding as of September 30, 2007 and December 31, 2006	42,080	41,080
Additional paid-in capital	3,713,060	3,413,120
Deferred compensation	(36,000)	-
Accumulated other comprehensive income	264,733	89,578
Statutory reserve	77,579	77,579
Retained earnings	1,326,688	541,726

Total stockholders’ equity	5,388,140	4,163,083

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,325,021	$5,996,979

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
 (Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

REVENUE, NET	$850,101	$416,021	$2,295,937	$981,196

OPERATING EXPENSES:
Consulting and professional fee	14,325	-	22,390	-
Stock based compensation	36,000	-	264,000	-
Depreciation	117,433	107,661	342,575	317,605
General and administrative	49,267	81,530	186,165	120,273
Total operating expenses	217,025	189,191	815,130	437,878

INCOME FROM OPERATIONS	633,076	226,830	1,480,807	543,318

OTHER INCOME (EXPENSE):
Interest income	74	133	269	170
Interest expense	(16,637)	(29,604)	(73,745)	(93,821)
Total other expense	(16,563)	(29,471)	(73,476)	(93,651)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	616,513	197,359	1,407,331	449,667

Income tax expenses	(224,384)	-	(565,966)	-
Minority interest	(21,561)	(9,868)	(56,403)	(22,483)

NET INCOME	$370,568	$187,491	$784,962	$427,184

Other comprehensive income:
- Foreign currency translation gain	150,158	61,758	175,155	85,897

COMPREHENSIVE INCOME	$520,726	$249,249	$960,117	$513,081

Net income per share – Basic and diluted	$0.01	$0.00	$0.02	$0.01

Weighted average number of shares outstanding during the period – Basic and diluted	42,079,940	40,047,997	41,983,644	40,047,997

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (Currency expressed in United States Dollars (“US$”)) (Unaudited)

	Nine months ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$784,962	$286,213
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	342,575	317,605
Amortization of deferred compensation	264,000	-
Rent expense, non-cash	940	-
Minority interest	56,403	15,064
Change in operating assets and liabilities:
Accounts receivable, trade	153,555	(187,328)
Prepayments and deposits	138,068	(266,031)
Income tax payable	565,966	148,390
Other payables and accrued liabilities	62,779	73,545

Net cash provided by operating activities	2,369,248	387,458

Cash flows from investing activities:
Purchase of property, plant and equipment	(283,100)	(148,938)
Net cash used in investing activities	(283,100)	(148,938)

Cash flows from financing activities:
Advances to a stockholder	(17,819)	-
Repayment of short-term bank loan	(797,367)	(230,600)
Net cash used in financing activities	(815,186)	(230,600)

Foreign currency translation adjustment	29,430	2,743

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,300,392	10,663

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,543	4,023

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,364,935	$14,686

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expenses	$73,745	$93,821

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Equipment financed by minority interest in a subsidiary	$-	$181,130
Equipment financed by a stockholder	$-	$3,441,463

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC. CONDENSED CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (Currency expressed in United States Dollars (“US$”)) (Unaudited)

	Common stock
	No. of shares	Amount	Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Total equity
Balance as of January 1, 2007	41,079,940	$41,080	$3,413,120		$89,578	$77,579	$541,726	$4,163,083

Shares issued for service rendered, non-cash	1,000,000	1,000	299,000	(300,000)	-	-	-	-

Amortization of deferred compensation	-	-	-	264,000	-	-	-	264,000

Rent expense for office maintained by shareholder, non-cash	-	-	940	-	-	-	-	940

Foreign currency translation adjustment	-	-	-	-	175,155	-	-	175,155

Net income for the period	-	-	-	-	-	-	784,962	784,962

Balance as of September 30, 2007	42,079,940	$42,080	$3,713,060	$(36,000)	$264,733	$77,579	$1,326,688	$5,388,140

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
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

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2006.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
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

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30, 2007, the Company has determined that no allowance for doubtful accounts is required.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
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

Long-lived assets primarily include property, plant and equipment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of September 30, 2007.

●	Revenue recognition

a)	Service revenue

In accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, the Company records revenue when services are received by the customers and realized the amounts net of provisions for discounts, allowance and taxes which are recognized at the time of services performed.

Pursuant to the Cooperation Agreement and the Additional Cooperation Agreement entered into between the Company and Tong Du Hospital (“Hospital”) dated February 2, 2006, the Company and the Hospital would jointly operate the medical center in the provision of diagnostic imaging services to the patients.  In return, the Company and the Hospital would share net revenues from services rendered, on a monthly basis, when earned, at their net realizable amounts from patients for services rendered at contractually established billing rates, after deducting the total operating cost of the centers.  The Company recognizes net revenues based on the total amount received from the patients during the month, less the monthly operating costs incurred at the centers.

The Company records the revenue, net of sales tax, from the customers through the Hospital, on a net basis in compliance with EITF 99-19, “Reporting Revenues Gross as a Principle versus Net as an Agent.”

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

The Company also accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes.  Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any.  Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment.  A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during the period from non-owner sources.  Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation.  This comprehensive income is not included in the computation of income tax expense or benefit.

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the condensed consolidated statement of operations.

The reporting currency of the Company is the United States dollar ("US dollars"). The Company's subsidiaries in the PRC, Hua Long and New Century maintain their books and records in its local currency, the Renminbi (“RMB”), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US dollars are translated into US dollars, in accordance with SFAS No 52. “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective period:

	2007	2006

Months end RMB:US$ exchange rate	7.4960	7.9051
Average monthly RMB:US$ exchange rate	7.6543	7.9913

●	Stock-based compensation

The Company adopts SFAS No. 123R,“Accounting for Stock-Based Compensation” using the fair value method.  Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period.

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN48 on January 1, 2007. The adoption of FIN 48 did not have an effect on the results of operations or financial condition. The Company did not have any unrecognized tax benefits as of September 30, 2007.

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

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 4 ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions.  The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible.  If actual collections experience changes, revisions to the allowance may be required.  Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required as of September 30, 2007.

NOTE 5 PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following:
	September 30, 2007	December 31, 2006
		(audited)

Advances to employees	$30,139	$17,923
Prepaid expenses	23,797	42,324
Deposits	-	127,514
	$53,936	$187,761

NOTE 6 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	September 30, 2007	December 31, 2006
		(audited)

Buildings	$83,133	$83,133
Medical equipment	5,379,652	5,379,652
Furniture, fixture and equipment	23,953	17,027
Construction in progress	521,586	245,412
Foreign exchange adjustment	391,697	-
	6,400,021	5,725,224

Less: accumulated depreciation	(795,725)	(453,150)
Less: foreign exchange adjustments	(33,905)	-
Property, plant and equipment, net	$5,570,391	$5,272,074

Depreciation expense for the three months ended September 30, 2007 and 2006 were $117,433 and $107,661, respectively.

Depreciation expense for the nine months ended September 30, 2007 and 2006 were $342,575 and $317,605, respectively.

As of September 30, 2007, certain medical equipment with a net book value of $2,484,306 was pledged as security in connection with outstanding loan facilities (see Note 8).

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 7 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the followings:

	September 30, 2007	December 31, 2006
		(audited)

Business tax payable	$126,006	$83,028
Government levy payable	26,492	13,969
Salaries payable	13,737	11,128
Accrued expenses	53,546	43,173
	$219,781	$151,298

NOTE 8 SHORT-TERM BANK LOAN

The balance is represented by a short-term bank loan of US$ 519,844 (approximately RMB3,896,752) which is secured, payable to financial institutions. Interest is charged at 11.38% per annum payable quarterly, with principle due August 25, 2007. The loan is collateralized by certain medical equipments of New Century (Note 6).

The Company did not make the required full loan repayment on August 25, 2007 and continued to be in default with the debt agreement. As of September 30, 2007, the Company recorded an additional interest expense and its late payment fee of $5,793.

Subsequent to October 19, 2007, the Company made the loan repayment in a full amount and the related interest charges and late payment fee to the bank.

NOTE 9 AMOUNT DUE TO A STOCKHOLDER

The amount due to a stockholder, Mr Lian Guo represented advances to the Company which is unsecured, interest-free and has no fixed repayment term. The imputed interest on the amount due to a stockholder was not significant.

	September 30, 2007	December 31, 2006
		(audited)

Amount due to a stockholder	$152,142	$169,961
Foreign exchange adjustment	177,473	-
	$329,615	$169,961

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 10 INCOME TAXES

The Company is registered in the United States of America and has operations in two tax jurisdictions: the United States of America and the PRC. The operation in the United States of America has incurred net operating losses for income tax purposes. The Company generated substantially its net income from its PRC operation through the subsidiaries in the PRC and has recorded income tax provision for the period ended September 30, 2007.

The components of income before income taxes and minority interest separating U.S. and PRC operations are as follows:

	Nine months ended September 30,
	2007	2006

Loss subject to U.S. operation	$(270,916)	$-
Income subject to PRC operation	1,678,247	449,667
Income before income taxes and minority interest	$1,407,331	$449,667

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America.

As of September 30, 2007, the Company’s U.S. operations incurred $365,016 of net operating losses available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2027.  The Company has provided for a full valuation allowance of $127,755 for future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

All the Company’s PRC subsidiaries are subject to the Enterprise Income Tax governed by the Income Tax Law of the People’s Republic of China (the “PRC Income Tax”).  Under the PRC Income Tax, Hua Long, as a foreign investment enterprise is exempted from income tax for the first two profit making years with a 50% exemption of income tax (that is 30%) for the next three years. New Century is domestic company which is generally subject to a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes and minority interest of PRC operations for the period ended September 30, 2007 and 2006 are as follows:

	Nine months ended September 30,
	2007	2006

Income before income taxes	$1,678,247	$449,667
Statutory income tax rate	33%	33%
	553,822	148,390

Expenses not deductible for the PRC income tax	12,144	-
Tax holiday	-	(148,390)
Income tax expenses	$565,966	$-

For PRC operation, its effective income tax rates for the three and nine months ended September 30, 2007 and 2006 were 36.4%, 33.7% and 0% and 0%, respectively.

NOTE 11 STOCK-BASED COMPENSATION

On January 27, 2007, the Company issued 1,000,000 shares of common stock for business advisory services to Greentree Financial Group, Inc, in a term of 2 years ending December 31, 2007.  The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the date of issuance, at a price of $0.30 per share.  The Company calculated a stock-based compensation cost of $300,000 and recognized $36,000 and $264,000 for the three and nine months ended September 30, 2007. As of September 30, 2007, a deferred compensation is amounted to $36,000 and to be amortized on the straight-line method through December 2007.

NOTE 12 CONCENTRATION AND RISK

(a)         Major customers

For both three and nine months ended September 30, 2007 and 2006, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

For the three and nine months ended September 30, 2007, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively.  As of September 30, 2007, this customer accounts for both 100% of revenues amounting to $2,295,937 and $335,759 of accounts receivable, respectively.

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

The Company’s interest-rate risk arises from long-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. The Company policy is to maintain approximately all of its borrowings in fixed rate instruments.  As of September 30, 2007, all of borrowings were at fixed rates.

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

 NOTE 13 COMMITMENT AND CONTINGENCIES

(a)         Operating lease commitment

The Company currently does not have any formal rent agreements. Mr. Lian Guo, the major shareholder of the Company maintained the office premises and provided office services without charge to the Company.  The Company recorded rent expense of $940 as a non-cash transaction at its current market fair value for the nine months ended September 30, 2007 and credited to additional paid-in capital.

NOTE 14 SUBSEQUENT EVENTS

On October 19, 2007, the Company made the loan repayment in a full amount and the related interest charges and late payment fee to the bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL DESCRIPTION OF BUSINESS

    As used herein the terms "we", "us", "our," the “Registrant,” “GFRP” and the "Company" means, GFR Pharmaceuticals Inc., a Nevada corporation, formerly known as Laredo Investment Corp. These terms also refer to our subsidiary corporations, Xi'an Hua Long Yu Tian Ke Ji Shi Ye Co., Ltd. (“Hua Long") and New Century Scientific Investment Ltd. ("New Century"), both of which are organized and existing under the laws of the Peoples’ Republic of China acquired in October 2006.

    We were incorporated in the State of Nevada on December 18, 1996 as Laredo Investment Corp. On August 9, 2004, Laredo Investment Corp. changed its name to GFR Pharmaceuticals, Inc. GFRP specialized in formulating, blending, encapsulating and packing nutritional products. The Company’s operations were located in the province of British Columbia, Canada.

    On October 15, 2006, we executed an acquisition agreement with Hua Long. Pursuant to the Agreement, we paid Hua Long Shareholders approximately $187,500 in cash to acquire a 100% interest in the shares of registered capital of Hua Long. Hua Long acts as the holding company of New Century Scientific Investment Ltd. ("New Century"), a Chinese corporation with which we entered into a stock exchange transaction through Hua Long, on December 11, 2006, pursuant to which 40,000,000 shares of GFRP common stock were exchanged for 95% of the equity of New Century.

The acquisition of Hua Long allowed us to complete the share exchange with New Century in China. Upon completion of the acquisition, we owned 100% equity interest of Hua Long which in turn owns a 95% equity interest in New Century. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer, Hua Long, and as a re-organization by the accounting acquiree.

    Subsequent to completion of the exchange transaction and acquisition, we have continued operations of New Century, through Hua Long. The principal activity of New Century is to lease diagnostic imaging medical equipment to hospitals.  Our current operation commenced in March 2006.  All customers are located in China.

    New Century, formerly Shan Xi New Century Technology Investment Development Company Ltd., provides consulting services for chemical technology investment, investment and management of technical project, natural extract, development, production and sales of purification chemicals (except food, medicine, danger goods, poisonous production), research, production and sales of chemical facility, agent service (except sales of medicine and medical facilities), commercial consulting services and property management. With the extensive cooperative relationships with the leading hospitals in China, New Century also provides therapy equipment and the comprehensive service to cancer patients. Presently, the company has four sets of high-end medical facilities, including MASEP SSRS gamma rays stereotactic radiation therapy systems for heads, our gamma rays stereotactic radiation therapy system Philips pet system and Canadian cyclotron system. New Century also has a a professional medical website to offer comprehensive online consultation and three service centers for body check and medical treatment. The average monthly case in 2006 was 137, which generated a considerable profit to the company. Up till now, New Century has grown to be the largest medical facility management company in Shan Xi province. In the future, we will dedicate our resources to expanding our market share and investment in a tumor therapy center or hospital with a modernized tumor institute. In the coming three years, we expect to be a well-known cancer institute in west China.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

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

Pursuant to the Cooperation Agreement and the Additional Cooperation Agreement entered into between the Company and Tong Du Hospital (“Hospital”) dated February 2, 2006, the Company and the Hospital would jointly operate the medical center in the provision of diagnostic imaging services to the patients.  In return, the Company and the Hospital would share net revenues from services rendered, on a monthly basis, when earned, at their net realizable amounts from patients for services rendered at contractually established billing rates, after deducting the total operating cost of the centers.  The Company recognizes net revenues based on the total amount received from the patients during the month, less the monthly operating costs incurred at the centers.

The Company records the revenue, net of sales tax, from the customers through the Hospital, on a net basis in compliance with EITF 99-19, “Reporting Revenues Gross as a Principle versus Net as an Agent.”

b)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Stock-based compensation

The Company adopts SFAS No. 123R,“Accounting for Stock-Based Compensation” using the fair value method.  Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period.

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

Revenues

We recorded revenues of $850,101 and $2,295,937 for the three and nine months ended September 30, 2007, respectively. Pursuant to the Cooperation Agreement and the Additional Cooperation Agreement entered into between Tong Du Hospital (“Hospital”) and us, dated February 2, 2006, the Hospital would jointly operate the medical center with us in the provision of diagnostic imaging services to the patients.  In return, we and the Hospital would share net revenues from services rendered, on a monthly basis, when earned, at the net realizable amounts from patients for services rendered at contractually established billing rates, after deducting the total operating cost of the centers. We recognize net revenues based on the total amount received from the patients during the month, less the monthly operating costs incurred at the centers. The services revenues were recorded when services are received by the customers and realized the amounts net of provisions for discounts, allowance and taxes which are recognized at the time of services performed. The increases by $434,080 and $1,314,741, compared to net revenues of $416,021 and $981,196 during the same periods ended September 30, 2006, respectively, due primarily to the maturity of our products and services in the markets. We did not generate revenue until March 2006.

Net Income

We had net incomes of $370,568 and $784,962 for the three and nine months ended September 30, 2007, respectively. The increases by $183,077 and $357,778, compared to net incomes of $187,491 and $427,184 for the three and nine months ended September 30, 2006, due primarily to the increase in revenues sufficiently covering the operating expenses in these periods.

We expect to be profitable during fiscal year 2007 through the implementation of our marketing strategies. However, we cannot be certain that we will be able to successfully implement our marketing strategies and there can be no assurance for the achievement and any revenue growth will take place in the future.

Expenses

Operating expenses for the three and nine months ended September 30, 2007 were $217,025 and $815,130, respectively, compared to operating expenses of $189,191 and $437,878 for the same periods ended September 30, 2006. The high operating expenses during the three and nine months ended September 30, 2007 were due primarily to non-cash consulting expenses resulting from the issuance of 1,000,000 shares of common stock for services in connection with general management consulting and advisory services including, but not limited to, the following:

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

The shares were valued based on the market price on the date of the stock issuance, at a price of $0.30 per share, resulting in total expenses of $300,000 for services rendered, and booked pro rata within the relative service periods completed as of September 30, 2007, which were $36,000 and $264,000 for the three and nine months ended September 30, 2007, respectively.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $2,369,248 for the nine months ended September 30, 2007, compared to cash flows of $387,458 provided by operating activities for the nine months ended September 30, 2006. Positive cash flows from operations for the nine months ended September 30, 2007 were due primarily to the net income of $784,962, the decrease in accounts receivable by $153,555, the decrease in prepayments by $138,068, and the increase in income tax payable of $565,966. The positive cash flow were also attributable to the non-cash depreciation expenses of $342,575 and non-cash consulting expenses of $264,000 resulting from the issuance of 1,000,000 shares of common stock for services in connection with general management consulting and advisory services. The shares were valued based on the market price on the date of the stock issuance, at a price of $0.30 per share, resulting in total expenses of $300,000 for services rendered, which were booked pro rata within the relative service periods. Cash flows provided by operating activities for the nine months ended September 30, 2006 were due primarily to the net income of $286,213, the increase in income tax payable by $148,390 and the increase in other payable by $73,545, partially offset by the increase in accounts receivable and prepayments, which were $187,328 and $266,031, respectively.

Cash flows used in investing activities were $283,100 and $148,938 for the nine months ended September 30, 2007 and 2006, respectively, due to the purchase of property and equipment in these periods.

Cash flows used in financing activities were $815,186 for the nine months ended September 30, 2007, due primarily to the repayment of stockholder advances of $17,819 and repayment of short-term loan to the bank of $797,367, compared to cash flow of $230,600 used in financing activities during the nine months ended September 30, 2006 due to the repayment of short-term loan to the bank.

    We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $1,000,000 in working capital during the fourth quarter of 2007 and $2,000,000 for the two years thereafter.

    Overall, we have funded our cash needs from inception through September 30, 2007 with a series of debt and equity transactions, including a short-term bank loan of $519,844, which is secured, interest-borne, and payable to financial institutions. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $1,364,935 on hand and working capital of $424,930 as of September 30, 2007. Currently, we have enough cash to fund our operations for about six months. This is based on current working capital and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,500,000 to sustain operations through year 2007 and approximately $2,000,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our services provided or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable.

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

Reports on Form 8-K filed in the third quarter of 2007

None.

Reports on Form 8-K filed subsequent to the third quarter of 2007

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GFR PHARMACEUTICALS, INC.

Date: November 16, 2007	By:	/s/ Su, Jie
Su, Jie Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002