Form 10KSB
period 2007-12-31
GFR PHARMACEUTICALS INC
filed 2008-04-14
CIK 1096294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for its most recent fiscal year were $3,201,088.

The aggregate market value of the issuer’s Common Stock held by non-affiliates (26,079,940 shares) was approximately $3,911,991, based an the average closing bid and ask price of $0.15 for the Common Stock on April 2, 2008.

As of March 24, 2008, there were 42,079,940 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

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

TABLE OF CONTENTS
		Page
	Part I
Item

1.	Description of Business	1
1A.	Risk Factors	5
2.	Description of Property	7
3.	Legal Proceedings	7
4.	Submission of Matters to a Vote of Security Holders	7

Part II

5.	Market for Common Equity and Related Stockholder	7
6.	Management’s Discussion and Analysis or Plan of Operation	10
7.	Financial Statements	F-2 - F-20
8.	Changes in and Disagreements with Accountants on Accounting	12
	and Financial Disclosure
8A.	Controls and Procedures	12
8B.	Other Information	12

Part III

9.	Directors, Executive Officers, Promoters and Control Person; Compliance
	with Section 16(a) of the Exchange Act	13
10.	Executive Compensation	16
11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	17
12.	Certain Relationships and Related Transactions	18
13.	Exhibits	19
14.	Principal Accountant Fees and Services	20

Other

	Signature Page	22

PART I

Item 1. Description of Business

History

We were incorporated under the laws of the State of Nevada on December 18, 1996 under the name Laredo Investment Corp. (“Laredo”). We ceased all operating activities during the period from December 18, 1996 to July 9, 1999 and were considered dormant. On July 9, 1999, we obtained a Certificate of renewal from the State of Nevada. From July 9, 1999 to January 21, 2000, we were in the development stage.

On January 21, 2000, Laredo entered into an acquisition agreement with GFR Pharma, Ltd. (“Pharma”) (formerly GFR Nutritionals, Ltd.), a British Columbia corporation. Richard Pierce and Lucretia Schanfarber (the Pharma Majority Shareholders) to acquire their shares representing 100% of the outstanding common stock of Pharma in exchange for 19,000,000 newly issued shares of Laredo’s restricted common stock. The transaction was recorded as a reverse acquisition. In June 1998 Pharma changed its name to GFR Nutritionals Ltd. and was 100% owned by the President and CEO, Richard Pierce from inception until January 17, 2000, when a 10% interest was acquired by Lucretia Schanfarber. Business operations began in October 1998 after acquiring manufacturing equipment and arranging to manufacture nutritional supplements under a private label contract.

On June 21, 2000, we entered into an acquisition agreement with Nutritionals (USA) Direct.Com, a Washington corporation, (“NDC”), to acquire 100% of the outstanding common stock of NDC in exchange for $1,000. The transaction has been recorded as a purchase. NDC’s operations were wound down in October 2002 and we became dormant.

On November 1, 2000, we entered into an acquisition agreement with GFR Health, Inc. (Formerly R & L Health, Inc.), a British Columbia corporation, to acquire 100% of the outstanding common stock of GFR Health, Inc. in exchange for $0.01. The transaction was recorded as a purchase.

On April 5, 2004, GFR Nutritionals Ltd. and R&L Health Inc changed their names to GFR Pharma Ltd. and GFR Health Inc., respectively.

On August 9, 2004, Laredo Investment Corp. changed its name to GFR Pharmaceuticals, Inc.

On June 26, 2006, we and our predecessor executed a Plan of Exchange with Shan Xi New Century Technology Investment Development Company, Ltd. (“New Century”), a corporation organized and existing under the laws of the Peoples’ Republic of China, with Richard Pierce, the former president and our former majority shareholder and Mr. Li An Guo, the majority shareholder of New Century.

On October 15, 2006, we executed an acquisition agreement (the “Hua Long Agreement”) with Xi'an Hua Long Yu Tian Ke Ji Shi Ye Co., Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China (“Hua Long”), Dong, Jian Zhong and Guo, Li Zheng, the shareholders of Hua Long (collectively "Hua Long Shareholders").

Pursuant to the Hua Long Agreement, we paid Hua Long Shareholders approximately $187,500 in cash to acquire a 100% interest in the shares of registered capital of Hua Long. Hua Long acts as the holding company of New Century. The acquisition of Hua Long allowed us to complete the legal processing regarding the share exchange with New Century in China. Upon completion of the acquisition, we owned a 100% interest of Hua Long and a 95% interest of New Century through Hua Long. Consolidated financial statements are filed in this annual report for the year ended December 31, 2007.

On December 11, 2006, pursuant to the Plan of Exchange Agreement, Mr. Pierce delivered 200,000 shares of our common stock to New Century and/or its nominee in exchange for total payments of $325,000 in cash and we issued to the New Century shareholders an amount equal to 40,000,000 new investment shares of our common stock pursuant to Regulation S under the Securities Act of 1933, as amended, representing approximately 95% of our then outstanding shares of common stock, in exchange for a 95% interest in the shares of registered capital of New Century. Upon completion of the exchange, New Century became our 95% owned indirect subsidiary.

Recent Developments

On January 1, 2008, New Century entered into a stock purchase agreement with the holders of all 60,000,000 shares of the capital stock of Xi’an Jiaoda Bao Sai Bio-technology Co., Ltd (“Bao Sai”) to acquire 58,060,000 shares of its capital stock of Bao Sai, or 96.77% of its capital stock. The purchase price for Bao Sai will equal 96.77% of Bao Sai’s stockholders’ equity based on Bao Sai’s audited financial statements for the fiscal year ended December 31, 2007 prepared in accordance with Generally Accepted Accounting Principals. The Company expects the acquisition to close on or before April 30, 2008, pending the completion of Bao Sai’s audited financial statements. Payment of the purchase price, when established, will be made in two cash installments commencing in 2008, first to Xi’an Bio-sep Biological Filling Engineering Technology Company, Ltd., the owner of 28 million shares, or 46.67% of Bao Sai, and the balance in 2009 to the other three selling stockholders, in amounts equal to their respective percentage of share ownership of Bao Sai.

Bao Sai is engaged in research, development, manufacture and sale of biological separation medium products, which is technological know-how and devices engineered to separate and purify biological products and medicines. Separation medium products are used in the production of antibiotics, genetic recombinant medicine, bacterin production, the gene chip, diagnostic reagents and other biochemical products. Bao Sai’s principal office and manufacturing facility is located at 99 Yan Xiang Road, Biosep Building, Xi An, Shaan Xi Province, P. R. China. Bao Sai has approximately 50 employees.

Mr. Wang Li-An, one of the Company’s directors, is also a director of Bao Sai. Xi’an Bio-sep Biological Filling Engineering Technology Company, Ltd., which holds 46.67% of Bao Sai’s common stock, is controlled by Mr. Guo Li An, who owns 38.03% of the Company. Mr. Guo Li Zheng, who is Guo Li An’s brother, owns 15.5% of the Bao Sai common stock and no shares of the Company. Mr. Guo Li Zheng will be selling 12.27% of Bao Sai and retaining 3.23%. Additionally, Mr. Zhao Yan Ding and Ms. Zhong Ya Li, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, were officers of Bao Sai through the date of the acquisition agreement.

Description of Business

GFR Pharmaceuticals, Inc. is a holding company that holds 100% of Hua Long’s outstanding common stock. Hua Long is approved in China to, among other things, engage in industrial chromatography to separate and purify chemical components for further use in agricultural and biotechnology products and in medicines, as well as for the research, development, manufacture and sale of biological separation medium products. However, Hua Long currently has no operating business and serves as a holding company for 95% of the outstanding stock of New Century.  New Century owns radiology and oncology equipment and provides it to Tangdu Hospital in Shan Xi province, which is affiliated with the Fourth Military Medical University. New Century currently owns three different devices used for radiological imaging for the brain and body and cancer treatment. The Company’s medical equipment is used in Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”), which averaged 137 cases per month in 2006 and 204 cases per month in 2007. New Century is paid a percentage of profits from the Center.

New Century entered into its relationship with Tangdu Hospital on February 2, 2006, when it accepted the rights and responsibilities previously held by Masep Medical Science & Technology Development (Shenzhen) Co., Ltd. (“Masep”) which Masep undertook pursuant to the “Cooperation Establishment of ‘Tangdu Gamma Knife Therapeutic Center’ Agreement” by and between Masep and Tandgu Hospital, dated May 18, 2001, as amended (the “Tangdu Agreement”). Pursuant to the terms of the Tangdu Agreement, New Century receives twenty percent (20%) of the profits generated by the Center, a facility established jointly by Masep and Tangdu Hospital in 2001 for non-surgical treatment of cancer using gamma rays. New Century’s profit sharing percentage increases over the term of the Tangdu Agreement, which is sixteen years from the date that the Center opened, to a maximum of fifty percent. The respective profit sharing ratios and time periods are as follows:

1.	For the first 2 year period, 10% of the profits to Masep;

2.	For the next 5 year period, 20% to Masep (or New Century, giving effect to the assignment);

3.	For the next 3 year period, 30% to New Century;

4.	For the next 3 year period, 40% to New Century;

5.	For the next 3 year period, 50% to New Century.

In 2008, the profit sharing percentage to New Century increased to 30%. Pursuant to the Tangdu Ageement, New Century has the power to appoint the Director of the Gamma Knife Center. Upon the termination of the Tangdu Agreement, the Tangdu Hospital has an option to purchase the equipment for fifty percent of its residual value.

We plan on expanding our market percentage by investing in an additional tumor therapy center or hospital and a modernized tumor institute. We expect that in the next three years Tangdu Hospital will be a well-known tumor institute in west China.

Employees

We are divided into five departments, including administration, marketing, facility management, network and finance. There are currently 27 employees. The payroll package for the management team and general staff consist of basic salary and bonus. The allowance package is executed pursuant to the regulations of national employment law. The Company has not issued any incentive stock options to any employees.

Item 1A. Risk Factors.

RISK FACTORS

An investment in our Common Stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this Form 10-KSB in evaluating us and our business before purchasing shares of our Common Stock. Our business, operating results and financial condition could seriously be harmed due to any of the following risks. The risks described below are not the only ones facing us. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

Because there is no assurance that we will generate significant revenues, we face a high risk of business failure.

For the years ended December 31, 2006 and 2007, revenues were $1,543,064 and $3,201,0888 respectively. Our ability to increase sales depends on numerous factors, including market acceptance of existing products, the successful introduction of new products, growth of consumer discretionary spending, and the ability to recruit new independent sales consultants. Business in all of our segments is driven by consumer preferences. Accordingly, there can be no assurances that our current or future products will maintain or achieve market acceptance. We can provide investors with no assurance that revenues will increase to a level which will reflect profitability. If we are unsuccessful in generating significant revenues, our business will most likely fail and our investors could lose their investment.

Dependence on key corporate management personnel.

Our success depends in large part on the contributions of our key corporate management. We do not maintain any key person life insurance policies. The loss of our key corporate management personnel could have a material adverse effect on us.

Our Company and all of its assets are located in a jurisdiction that may not enforce the judgment of a US court.

Although we are incorporated in Nevada, the Company’s principal place of business and all of its assets are located in the People’s Republic of China. In the past, some U.S. plaintiffs and/or judgment creditors have found it difficult or impossible to enforce U.S. court orders and/or judgments in the People’s Republic of China. We can make no assurance that any shareholder or Company creditor who obtains a judgment or order against the Company, in Nevada or any other US jurisdiction, will be able to successfully enforce that judgment or order against the Company.

One customer accounts for all of our revenues.

One customer accounts for all of our revenues. In the event we lose this vital customer, our financial condition will be materially and adversely effected.

Risks Related to Our Common Stock

Our Common Stock has been relatively thinly traded and we cannot predict the extent to which an active trading market will develop.

Our Common Stock is currently traded on the Over the Counter Bulletin Board. Our Common Stock is thinly traded compared to larger more widely known companies. Thinly traded Common Stock can be more volatile than Common Stock trading in an active public market. We cannot predict the extent to which an active public market for our Common Stock will develop or be sustained.

We may need to raise additional capital which may not be available on acceptable terms or at all.

In the future, we may be required to raise funds. There can be no assurance that financing will be available in amounts or on terms acceptable to us. The inability to obtain capital may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans. Any equity financing may involve substantial dilution to our then existing stockholders.

We do not intend to pay dividends on any investment in the shares of our stock.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in us will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in us.

Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares as penny stocks are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. These rules apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the SEC. These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of Common Stock and may affect the secondary market for our shares of Common Stock. These rules could also hamper our ability to raise funds in the primary market for our shares of Common Stock.

Item 2. Description of Property

Our main office is located at 99 Yan Xiang Road, Biosep Building, Xi An, Shaan Xi Province, P.R. China 710054, People’s Republic of China and has a total area of 372 square meters. The Company rents the office under from Bao Sai for a term of one year, commencing January 1, 2008 and ending December 31, 2008 at an annual rent of $3,534. Through December 31, 2008, we paid no rent on the premises. No other businesses operate from this office.

We also rent an operating office for New Century at Xi An Shi Gao Xin Qu Keji 2 Lu 68 Hao, Xi An Ruanjian Yuan C Zuo 2401 Shi at an annual rent of $1,969. These two spaces are adequate for our present and planned future operations.

There is no private ownership of land in China. Land use rights are obtained from the government for periods ranging from 50 to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of China (State Land Administration Bureau) upon payment of the required transfer fee.

We own three different imaging and radiation oncology devices which we provide to Tongdu Hospital for use in their Gamma Knife Center.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related and Stockholder

Market for Common Stock

Our Common Stock is quoted on the OTC Electronic Bulletin Board, a service maintained by The NASDAQ Stock Market, Inc., under the symbol “GFRP.OB”. Trading in our Common Stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and do not necessarily reflect actual transactions. Set forth below is the range high and low bid information for our Common Stock for each quarter of the years ended December 31, 2006 and 2007.

	High	Low
2007
Quarter Ended March 31, 2007	$0.49	$0.49
Quarter Ended June 30, 2007	$0.31	0.31
Quarter Ended September 30, 2007	$0.60	0.60
Quarter Ended December 31, 2007	$0.34	0.34

2006
Quarter Ended March 31, 2006	$1.25	$1.05
Quarter Ended June 30, 2006	$1.51	$0.60
Quarter Ended September 30, 2006	$1.45	$0.89
Quarter Ended December 31, 2006	$1.03	$0.31

On April 2, 2008, the closing price of our Common Stock was $.15 per share.

As of March 24, 2008 there were approximately 3,764 stockholders of record of our Common Stock. Our registrar and transfer agent is Guardian Registrar & Transfer, 7951 South West 6th Street, Suite 216, Plantation, FL 33324. Their telephone number is (954) 915-0105.

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

Recent Sales of Unregistered Securities

On December 11, 2006, GFRP issued to New Century’s owners an amount equal to 40,000,000 new investment shares of common stock of GFRP pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for 95% of the registered capital of New Century.

On January 16, 2007, the Company issued 1,000,000 shares of common stock to Greentree Financial Group, Inc. in consideration for business advisory services, pursuant to Section 4(2) of the Securities Act of 1933, as amended. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the date of issuance, at a price of $0.30 per share.

Securities Authorized for Issuance under Equity Compensation Plans.

The Board of Directors has authorized and GFRP has established the 2002 Incentive and Non-qualified Stock Option Plan (the “Plan”) under which GFRP may grant to employees, officers, directors, attorneys, consultants or other advisers of the Company or affiliated companies up to 10,000,000 shares of GFRP’s common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of December 31, 2007 and 2006, no options or shares have been granted under the Plan. A copy of the Plan is filed as an exhibit to our Form S-8 filed with the Commission in June 19, 2002.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and related notes thereto and other financial information included in this Annual Report on Form 10-KSB. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking.

Introduction and Plan of Operation

We are a high-tech company in China chartered and authorized by the Chinese government for involvement in researching and inventing, manufacturing and sales of biological separation medium products, which refers to the separation and purification of biological products and natural medicines. Such technology has been widely used in the producing of antibiotic products, Genetic Recombinant Medicine, the Gene Chip, bacterin production, diagnoses reagent, and biochemical products.

Over the next 12 months the Company will require RMB15 Million (approximately $2,137,000) to pay the shareholders of Bao Sai for their shares.

New Century’s strategic purchase of Bao Sai will provide us with key technology in the biotech purification field and will provide us with important patented technologies, an experienced R&D team, and New Century’s additional market share. We feel that the acquisition will put us in a strong position for increasing our market share and revenue in 2008. The acquisition increased the number or our full time employees by about 50. The Bao Sai employees are primarily in sales, research and development and administrative areas.

The company is presently in a strong financial position and has sufficient in cash flow to meet is financial obligations. We believe that we have strong prospects of increasing our market share and revenues because our diagnostic imaging and radiation oncology treatments and equipment are all covered by the Chinese national medical insurance system. Additionally, the acquisition of Bao Sai provides us with vital technology and experience in the field of chromatography. We experience little, if any, seasonality in our business.

The Company is focused on strengthening its market share and improving its business performance. We have no plans to purchase or sell any plants or equipment.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net revenue increased from $1,534,064 for the year ended December 31, 2006 to $3,201,088 for the year ended December 31, 2007, an increase of 108.7%. Comprehensive income increased from $628,265 in 2006 to $1,215,233 in 2007, an increase of 93.4%. Such increase was due primarily to an increase in income from operations in 2007 as compared to 2006, which was $2,107,128 and $790,667, respectively. Net income increased from $619,567 for the year ended December 31, 2006 to $1,170,014 for the year ended December 31, 2007, an increase of 88.84%

Liquidity

Working capital increased from $(717,867) at December 31, 2006 to $412,210 at December 31, 2007, and stockholder’s equity increased from $4,163,083 to $5,678,316 for the same periods. The primary reason for the increase in working capital in 2007 was the substantial increase in net income earned from operations in 2007.

Liquidity Analysis

	December 31, 2007	December 31, 2006
Working Capital	$412,210	$(717,867)
Stockholders’ Equity	$5,678,316	$4,163,083
Total Debt	$274,275	$1,612,733

Off balance sheet arrangements.

None.

Item 7.  Financial Statements

GFR PHARMACEUTICALS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
GFR Pharmaceuticals Inc

We have audited the accompanying consolidated balance sheets of GFR Pharmaceuticals Inc and its subsidiaries (“the Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the years ended December 31, 2007 and 2006. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of operations and cash flows for the years ended December 31, 2007 and 2006 and in conformity with accounting principles generally accepted in the United States of America.

Zhong Yi (Hong Kong) C.P.A. Company Limited
Certified Public Accountants

Hong Kong, China
April 7, 2008

GFR PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$9,951	$64,543
Accounts receivable, trade	343,087	472,601
Amount due from a stockholder	28,232	-
Prepayments and deposits	314,185	187,761

Total current assets	695,455	724,905

Property, plant and equipment, net	5,585,711	5,272,074

TOTAL ASSETS	$6,281,166	$5,996,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loan	$-	$1,280,000
Income tax payable	214,570	11,474
Other payables and accrued liabilities	59,675	151,298

Total current liabilities	274,245	1,442,772

Non-current liabilities:
Amount due to a stockholder	-	169,961

Total liabilities	274,245	1,612,733

Minority interest	328,605	221,163

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 and 41,079,940 shares issued and outstanding as of December 31, 2007 and 2006	42,080	41,080
Additional paid-in capital	3,712,120	3,413,120
Accumulated other comprehensive income	134,797	89,578
Statutory reserve	236,818	77,579
Retained earnings	1,552,501	541,726

Total stockholders’ equity	5,678,316	4,163,083

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,281,166	$5,996,979

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2007	2006

REVENUE, NET	$3,201,088	$1,543,064

OPERATING EXPENSES:
Consulting and professional fee	62,379	172,793
Depreciation	460,850	427,835
General and administrative	570,731	151,769
Total operating expenses	1,093,960	752,397

INCOME FROM OPERATIONS	2,107,128	790,667

OTHER INCOME (EXPENSE):
Interest income	273	516
Interest expense	(78,370)	(120,779)
Total other expense	(78,097)	(120,263)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	2,029,031	670,404

Income tax expenses	(780,300)	(11,474)
Minority interest	(78,717)	(39,363)

NET INCOME	$1,170,014	$619,567

Other comprehensive income:
- Foreign currency translation gain	45,219	8,698

COMPREHENSIVE INCOME	$1,215,233	$628,265

Net income per share - Basic and diluted	$0.03	$0.02

Weighted average number of shares outstanding during the year - Basic and diluted	42,007,718	40,047,997

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,170,014	$619,567
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	78,717	39,363
Depreciation	460,850	427,835
Stock issued for service rendered, non-cash	300,000	-
Change in operating assets and liabilities:
Accounts receivable, trade	156,401	(472,601)
Prepayments and deposits	(110,981)	(187,761)
Income tax payable	195,452	11,474
Other payables and accrued liabilities	(96,517)	155,445

Net cash provided by operating activities	2,153,936	593,322

Cash flows from investing activities:
Purchase of property, plant and equipment	(281,425)	(205,198)
Net cash used in investing activities	(281,425)	(205,198)

Cash flows from financing activities:
Advances to a stockholder	-	196,771
Repayment of stockholder advances	(606,937)	-
Repayment of short-term bank loan	(1,322,227)	(535,275)
Net cash used in financing activities	(1,929,164)	(338,504)

Foreign currency translation adjustment	2,061	8,698

NET CHANGE IN CASH AND CASH EQUIVALENTS	(54,592)	58,318

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	64,543	6,225

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,951	$64,543

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$584,848	$-
Cash paid for interest expenses	$-	$120,779

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Equipment financed by minority interest in a subsidiary	$-	$181,130
Equipment financed by a stockholder	$-	$3,441,463

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS INC.
CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock
	No. of shares	Amount	Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income	Statutory reserve	(Accumulated deficits)/retained earnings	Total equity
Balance as of January 31, 2006	40,000,000	$40,000	$3,414,200	$3,441,463	$80,880	$-	$(262)	$6,976,281

Shares issued to complete reverse acquisition	1,079,940	1,080	(1,080)	-	-	-	-	-

Equipment financed by stockholders	-	-	-	(3,441,463)	-	-	-	(3,441,463)

Net income for the year	-	-	-	-	-	-	619,567	619,567

Transfer from retained earnings to statutory reserve	-	-	-	-	-	77,579	(77,579)	-

Foreign currency translation adjustment	-	-	-	-	8,698	-	-	8,698

Balance as of January 1, 2007	41,079,940	$41,080	$3,413,120	$-	$89,578	$77,579	$541,726	$4,163,083

Shares issued for service rendered, non-cash	1,000,000	1,000	299,000	-	-	-	-	300,000

Foreign currency translation adjustment	-	-	-	-	45,219	-	-	45,219

Net income for the year	-	-	-	-	-	-	1,170,014	1,170,014

Transfer from retained earnings to statutory reserve	-	-	-	-	-	159,239	(159,239)	-

Balance as of December 31, 2007	42,079,940	$42,080	$3,712,120	$-	$134,797	$236,818	$1,552,501	$5,678,316

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS INC.
CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 ORGANIZATION AND BUSINESS BACKGROUND

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

In February and March 2006, New Century entered into the agreements ("the Agreement") with Ma Si Pu and Tong Du Hospital in the PRC. Pursuant to the Agreement, New Century and Tong Du Hospital agreed to jointly operate a Positive Emission Tomography (“PET”) Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center in the Hospital in Xian City, Shaanxi Province, the PRC. The Company agreed to provide two sets of diagnostic imaging medical equipment to the Hospital and receive the spare parts and related maintenance services to the equipment from Ma Si Pu. The Hospital agreed to provide the related technical personnel (nurses and doctors), recruit patients and support the administration such as billing and collection, to operate the equipment and the center. The duration of the Agreement was 11 years, and it will expire in 2017. At the expiration of the Agreement, the Hospital has an option to purchase the medical equipment used in the center at 50% of their residual values.

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

GFRP, Hua Long and New Century are hereinafter referred to as (the “Company”).

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

•	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

ARMACEUTICALS INC.
CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Basis of consolidation

The consolidated financial statements include the financial statements of GFRP and its subsidiaries, Hua Long and New Century.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2007 and 2006, the Company has determined that no allowance for doubtful accounts is required.

•	Property, plant and equipment, net

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

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

ARMACEUTICALS INC.
CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Construction in progress

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the expansion of medical center. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into operational use. Interest incurred during the period of construction has not been capitalized as such amounts are considered to be immaterial at this time. Construction in progress was completed in December 2007.

•	Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2007 or 2006.

•	Revenue recognition

(a) Service revenue

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

(b) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

•	Advertising costs

The Company expenses advertising costs are accounted for in accordance with SOP 93-7, “Reporting for Advertising Costs”. No advertising expenses were incurred for the years ended December 31, 2007 and 2006.

ARMACEUTICALS INC.
CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operations and comprehensive income as and when the related employee service is provided.

•	Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statements of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

The Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Net income per share

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

•	Comprehensive income

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

ARMACEUTICALS INC.
CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is the United States dollar ("US$"). The Company's subsidiaries in the PRC, Hua Long and New Century maintain their books and records in its local currency, the Renminbi (“RMB”), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with SFAS No 52. “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective period:

	2007	2006
Months end RMB:US$ exchange rate	7.314	7.813
Average monthly RMB:US$ exchange rate	7.563	7.945

•	Stock-based compensation

The Company adopts SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R") using the fair value method. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period.

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates in one reportable segment.

ARMACEUTICALS INC.
CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Fair value of financial instruments

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, amount due from a stockholder, prepayments and deposits, short-term bank loan, other payables and accrued liabilities and income tax payable.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period ends.

•	Recently issued accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. The Company believes that SFAS No. 157 should not have a material impact on the consolidated financial position or results of operations

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations", or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

ARMACEUTICALS INC.
CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

NOTE 3 ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required as of December 31, 2007 and 2006.

NOTE 4 AMOUNT DUE FROM (TO) A STOCKHOLDER

As of December 31, 2007, a balance of $28,232 due from a stockholder, Mr. Guo Li An represented a temporary advance from the Company which was unsecured, interest-free and repayable on demand. Subsequent to balance sheet date, the amount was fully repaid.

As of December 31, 2006, a balance of $169,961 due to a stockholder, Mr. Guo Li An represented advances to the Company which was unsecured, interest-free and has no fixed repayment term. The imputed interest on the amount due to a stockholder was not significant.

NOTE 5 PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following:

	As of December 31,
	2007	2006
Advances to employees	18,587	17,923
Prepayment for equipment purchase	256,358	127,514
Prepaid expenses	39,240	42,324
	$314,185	$187,761

ARMACEUTICALS INC.
CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 6 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	As of December 31,
	2007	2006
Buildings	$608,053	$83,133
Medical equipment	5,379,652	5,379,652
Furniture, fixture and equipment	18,944	17,027
Construction in progress	-	245,412
Foreign exchange adjustment	547,366	-
	6,554,015	5,725,224

Less: accumulated depreciation	(914,000)	(453,150)
Less: foreign exchange adjustments	(54,304)	-
Property, plant and equipment, net	$5,585,711	$5,272,074

Depreciation expense for the years ended December 31, 2007 and 2006 were $460,850 and $427,835, respectively.

As of December 31, 2007, no plant and equipment of the Company were pledged as securities for the indebtedness. As of December 31, 2006, certain medical equipment with a net book value of $2,627,945 and was pledged as security in connection with outstanding loan facilities, respectively (see Note 8).

NOTE 7 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the followings:

	As of December 31,
	2007	2006
Business tax payable	$17,154	$83,028
Government levy payable	1,292	13,969
Salaries payable	6,216	11,128
Accrued expenses	35,013	43,173
	$59,675	$151,298

ARMACEUTICALS INC.
CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 8 SHORT-TERM BANK LOAN

As of December 31, 2006, the Company had an outstanding balance on a short-term bank loan of US$1,280,000 (approximately RMB 10,000,000) which had been secured by certain medical equipment (see Note 6). Interest was charged at 7.6% per annum payable quarterly, with principle due March 3, 2007.

On March 3, 2007, the Company failed to meet the loan repayment requirement under the debt agreement. In accordance with default provisions in the agreement, the Company paid the additional interest charges of $61,572 at 11.4% per annum for the year ended December 31, 2007.

On October 19, 2007, the Company repaid the full amount of the loan, including all related interest charges.

NOTE 9 INCOME TAXES

The Company is registered in the United States of America and is subject to taxation in two jurisdictions: the United States of America and the PRC. The Company’s operations in the United States of America have resulted in net operating losses for income tax purposes. The Company generated substantially all its net income from the operation of its subsidiaries in the PRC and subject to the PRC tax law. The Company has recorded income tax expenses for the years ended December 31, 2007 and 2006.

The components of income before income taxes and minority interest separating U.S. and PRC tax law are as follows:

	Years ended December 31,
	2007	2006
Loss subject to U.S. tax	$(306,915)	$(94,100)
Income subject to PRC tax	2,335,946	764,504
Income before income taxes and minority interest	$2,029,031	$670,404

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America.

ARMACEUTICALS INC.
CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of December 31, 2007, the Company’s U.S. operations incurred $306,915 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2028. The Company has provided for a full valuation allowance of $140,355 for future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

All the Company’s PRC subsidiaries are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China (the “PRC Income Tax”). Under the PRC Income Tax, Hua Long, as a foreign investment enterprise is exempted from income tax for the first two profit making years with a 50% exemption of income tax (that is 30%) for the next three years. New Century is domestic company which is generally subject to a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008. New Century will be entitled to the tax rate reduction from 33% to 25% that may impact the carrying value of deferred tax assets as a result of new tax rate. However, Hua Long is considered a foreign invested enterprise and its ultimate applicable effective tax rate in 2008 and beyond will depend on many factors, including but not limited to whether certain of its legal entity will be subject to a transitional policy under the Corporate Income Tax Law, whether Hua Long can continue to enjoy the unexpired tax holidays.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes and minority interest of PRC operations for the period ended December 31, 2007 and 2006 are as follows:

	Years ended December 31,
	2007	2006
Income before income taxes	$2,335,946	$764,504
Statutory income tax rate	33%	33%
	770,862	252,286

Expenses not deductible for the PRC income tax	6,170	3,663
Provisions and accrued liabilities	3,268	-
Effect from tax holiday	-	(244,475)
Income tax expenses	$780,300	$11,474

For PRC operation, its effective income tax rates for the years ended December 31, 2007 and 2006 were 33.4% and 1.5%, respectively.

ARMACEUTICALS INC.
CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2007 and 2006:

	Years ended December 31,
	2007	2006
Deferred tax assets:
- Net operating loss carryforwards	$140,355	$32,935
Less: valuation allowance	(140,355)	(32,935)
Income tax expenses	$-	$-

As of December 31, 2007 and 2006, valuation allowance of $140,355 and $32,935 was provided to the deferred tax assets due to the uncertainty surrounding their realization.

NOTE 10 NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. Pursuant to stock exchange transaction on November 30, 2006, the weighted average number of common shares issued and outstanding was adjusted to account for the effects of the stock exchange transaction as a reverse acquisition.

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2007 and 2006:

	Years ended December 31,
	2007	2006
Basis and diluted net income per share calculation
Numerator:
- Net income in computing basic and diluted net income per share	$1,170,014	$619,567

Denominator:
- Weighted average ordinary shares outstanding	42,007,718	40,047,997
Basic and diluted net income per share	$0.03	$0.02

ARMACEUTICALS INC.
CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 11 STOCK-BASED COMPENSATION

The Board of Directors has authorized and GFRP has established the 2002 Incentive and Non-qualified Stock Option Plan (“the Plan”) under which GFRP may grant to employees, officers, directors, attorneys, consultants or other advisers of the Company or affiliated companies up to 10,000,000 shares of GFRP’s common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of December 31, 2007 and 2006, no options or shares have been granted under the Plan.

On January 27, 2007, the Company issued 1,000,000 shares of common stock for business advisory services to Greentree Financial Group, Inc, for services through the two-year period ending December 31, 2007. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the date of issuance, at a price of $0.30 per share. The Company calculated a stock-based compensation cost of $300,000 and recognized $300,000 for the year ended December 31, 2007. As of December 31, 2007, deferred compensation has been fully amortized to the statement of operation.

NOTE 12 CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC, Hua Long and New Century are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Hua Long and New Century are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $1,426 and $1,350 for the years ended December 31, 2007 and 2006, respectively.

NOTE 13 STATUTORY RESERVES

Under the PRC Law the Company’s subsidiaries, Hua Long and New Century are required to make appropriations to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended December 31, 2007 and 2006, the Company’s PRC subsidiaries contributed $159,239 and $77,579 to statutory reserve, respectively.

NOTE 14 CONCENTRATION AND RISK

(a) Major customers

For both years ended December 31, 2007 and 2006, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

For the year ended December 31, 2007, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of December 31, 2007, this customer accounted for 100% of the Company’s revenues and accounts receivable, amounting to $3,201,088 and $343,087, respectively.

ARMACEUTICALS INC.
CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the year ended December 31, 2006, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of December 31, 2006, this customer accounts for both 100% of revenues amounting to $1,543,064 and $472,601 of accounts receivable, respectively.

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

(c) Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If the RMB depreciates against US$, the value of the RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

NOTE 15 COMMITMENT AND CONTINGENCIES

The Company rented office premises under non-cancelable operating lease agreements for a period of one to two years, due December 2008 and June 2009. Costs incurred under these operating leases are recorded as rental expense and totaled approximately $984 for the year ended December 31, 2007.

As of December 31, 2007, future minimum annual operating lease payments are as follows:

Years ending December 31,
2008	$5,503
2009	1,088

Total future minimum operating lease payments	$6,591

ARMACEUTICALS INC.
CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 16 SUBSEQUENT EVENTS

On January 1, 2008, New Century entered into a stock purchase agreement with the holders of all 60,000,000 shares of the capital stock of Xi’an Jiaoda Bao Sai Bio-technology Co., Ltd (“Bao Sai”) to acquire 58,060,000 shares of its capital stock of Bao Sai, or 96.77% of its capital stock. New Century is an indirect subsidiary of GFR Pharmaceuticals, Inc. by virtue of its 100% ownership of Xi’an Hua Long Yu Tian Ke Ji Shi Ye Co., Ltd., which, in turn, owns approximately 95% of New Century. The purchase price for Bao Sai will equal 96.77% of Bao Sai’s stockholders’ equity based on Bao Sai’s audited financial statements for the fiscal year ended December 31, 2007 prepared in accordance with Generally Accepted Accounting Principals. The Company expects the acquisition to close on or before April 30, 2008, pending the completion of Bao Sai’s audited financial statements. Payment of the purchase price, when established, will be made in two cash installments commencing in 2008, first to Xi’an Bio-sep Biological Filling Engineering Technology Company, Ltd., the owner of 28 million shares, or 46.67% of Bao Sai, and the balance in 2009 to the other three selling stockholders, in amounts equal to their respective percentage of share ownership of Bao Sai.

Bao Sai is engaged in research, development, manufacture and sale of biological separation medium products, which is technological know-how and devices engineered to separate and purify biological products and medicines. Separation medium products are used in the production of antibiotics, genetic recombinant medicine, bacterin production, the gene chip, diagnostic reagents and other biochemical products. Bao Sai’s principal office and manufacturing facility is located at 99 Yan Xiang Road, Biosep Building, Xi An, Shaan Xi Province, P. R. China. Bao Sai has approximately 50 employees.

Mr. Wang Li-An, one of the Company’s directors, is also a director of Bao Sai. Xi’an Bio-sep Biological Filling Engineering Technology Company, Ltd., which holds 46.67% of Bao Sai’s common stock, is controlled by Mr. Guo Li An, who owns 38.03% of the Company. Mr. Guo Li Zheng, who is Guo Li An’s brother, owns 15.5% of the Bao Sai common stock and no shares of the Company. Mr. Guo Li Zheng will be selling 12.27% of Bao Sai and retaining 3.23%. Additionally, Mr. Zhao Yan Ding and Ms. Zhong Ya Li, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, were officers of Bao Sai through the date of the Acquisition Agreement.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 11, 2007, our Board of Directors made the decision to dismiss Robison, Hill & Company as our independent auditor. Currently, Zhong Yi (Hong Kong) C.P.A. Company Ltd. ("Zhong Yi") is our new independent auditor pursuant to the engagement letter, dated December 15, 2006, which was approved by our Board of Directors. We do not have an audit committee.

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

Item 8A. Controls and Procedures

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 8B. Other Information

None

PART III

Item 9.  Directors and Executive Officers of the Registrant.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers, the positions and offices held with us, and the period during which each served in such positions and offices. Each director and executive officer serves for a term of one (1) year and until his successor is duly elected and qualified.

DIRECTORS AND OFFICERS
Name	Age	Position	Period In Office
Zhao Yan Ding	34	Chief Executive Officer &	January 2008 - Present
		Director

Zhong Ya Li	28	Chief Financial Officer &	January 2008 - Present
		Director

Wang Li An	44	Director	September 2006 - Present

The following is a summary of the business experience and other biographical information with respect to each of the Company’s officers and directors listed in the above-referenced table.

Zhao Yan Ding - Chief Executive Officer and Director

Mr. Zhao Yan Ding, our new Chief Executive Officer and Director is 34 year old.  He holds a university degree as a senior engineer. He worked for Xi'an Herbal Medicine Company in the Administration and Marketing Department from 1997 to 2001, and gained the honor of advanced staff within two years. In 2001, he took a position with Xi'an Rising Bio-sep Bio-technique Co., Ltd. in the Researches & Production Department.  He also worked for Zhejiang Haikang Bio-Products Co., Ltd, to set up their bio research department within company. From 2003 to the present, he has worked with the Xi'an Bio-sep Bio-technique Co., Ltd. as their chief of research and the supervisor of the company.

Zhong Ya Li - Chief Financial Officer and Director

Ms. Zhong Ya Li, our new Chief Financial Officer and Director is 28 years old.  She holds a university degree in accounting.  Ms. Zhong Ya Li previously worked at Xi'an Rising Building Management Co., Ltd as a cashier and the chief accountant from 1999 to 2003. Then she worked for the Xi'an Bio-sep Bio-technique Co., Ltd as their Chief Accountant. In 2006, she was promoted to Vice Chief Financial Officer of the Xi'an Bio-sep Bio-technique Co., Ltd.

Wang Li An - Director

Mr. Wang Li An has been a director of the Company since September 2006 and the Chairman of the Board of Director of New Century since March 2006. Mr. Li An is also the Vice General Manager and Director of Bao Sai since June 2005. From July 2002 to May 2005, Mr. Wang was the Secretary of the Board of Bao Sai and was responsible for corporate finance, taxation, capital restructure, operational management, and government relations. From October 1997 to June 2002, Mr. Wang was the dean of Security Investment Department of Shaanxi Rising Group Corp. and was responsible for the initial set up of the subsidiaries and capital investment. Mr. Wang graduated from Xia Men University in 1987 with a bachelor degree in Mathematics.

Audit Committee Financial Expert

We do not have a separately designated standing audit committee. The entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an “audit committee financial expert” serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission’s definition of “audit committee financial expert” and concluded that the Company does not currently have a person that qualifies as such an expert. Presently, there are three directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an “audit committee financial expert”, but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an “audit committee financial expert”, each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

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

Additionally, the Chief Financial Officer, Zhong Ya Li, carries out her functions under the code of ethics and rules of professional conduct as outlined by the Peoples Republic of China.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2007. We believe that the following persons failed to satisfy the filing requirements of Section 16(a):

1.	Mr. Wang Li An, Director - failed to file Form 3 or 5

2.	Ms. Zhong Ya Li, Director & CFO - failed to file Form 3 or 5

3.	Mr. Zhao Ya Ding, Director & CEO - failed to file Form 3 or 5

 Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth compensation earned by the executive officers during 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhao Yan Ding Chief Executive Officer	2007 2006 2005	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

Zhong Ya Li, Chief Financial Officer	2007 2006 2005	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

Jie Su, former Director, former CEO & former President	2007 2006 2005	15,867 15,000 15,000

Zhi Dong Wang, former director, former CFO & former VP	2007 2006 2005	- - -

Neither Mr. Zhao Yan Ding nor Ms. Zhong Ya Li received any compensation during the three years preceding December 31, 2007. Mr. Zhao and Ms. Zhong each receive no annual compensation for their services as executive officers of the Company.

Employment Contracts

There are no employment agreements with any of our officers or directors.

Stock Option Awards

There were no options granted to any of our officers or directors during 2007.

Director Compensation

The Company’s directors are not compensated for their services.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 24, 2008 (i) each person known to us to be the beneficial owner of more than 5% of its Common Stock, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. As of March 24, 2008, there were 42,079,940 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)(3)	Percentage of Class (3)
Li An Guo XinChengQuChangLeXiLu169Hao Xi’An ShanXi	16,000,000	38.0%

Mr. Wang Li An c/o GFR Pharmaceuticals, Inc. 99 Yan Xiang Road, Biosep Building Xi An, Shaan Xi Province, P.R. China 710054	0	0

Ms. Zhong Ya Li c/o GFR Pharmaceuticals, Inc. 99 Yan Xiang Road, Biosep Building Xi An, Shaan Xi Province, P.R. China 710054	0	0

Mr. Zhao Ya Ding c/o GFR Pharmaceuticals, Inc. 99 Yan Xiang Road, Biosep Building Xi An, Shaan Xi Province, P.R. China 710054	0	0

Officers and directors as a group (3 persons)	0	0

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

(3)
Percentage ownership for a given individual or group is calculated on the basis of (i) the amount of outstanding shares owned as of March 24, 2008 plus, (ii) the number of shares that such individual or group has the right to acquire within sixty (60) days pursuant to options, warrants, conversion privileges or other rights.

Item 12. Certain Relationships and Related Transactions

On December 11, 2006, pursuant to the Plan of Exchange, dated June 26, 2006, Mr. Pierce delivered the 200,000 shares of common stock of the Company to the New Century and/or its nominee in exchange for total payments of $325,000 in cash

On December 11, 2006, the Company issued to the New Century Shareholders an amount equal to 40,000,000 new investment shares of common stock of the Registrant pursuant to Regulation S under the Securities Act of 1933, as amended, representing approximately 95% of the Registrant's then outstanding shares of common stock, in exchange for a 95% interest in the shares of registered capital of New Century.

On January 1, 2008, New Century entered into a stock purchase agreement with the holders of all 60,000,000 shares of the capital stock of Xi’an Jiaoda Bao Sai Bio-technology Co., Ltd (“Bao Sai”) to acquire 58,060,000 shares of its capital stock of Bao Sai, or 96.77% of its capital stock. The purchase price for Bao Sai will equal 96.77% of Bao Sai’s stockholders’ equity based on Bao Sai’s audited financial statements for the fiscal year ended December 31, 2007 prepared in accordance with Generally Accepted Accounting Principals. The Company expects the acquisition to close on or before April 30, 2008, pending the completion of Bao Sai’s audited financial statements. Payment of the purchase price, when established, will be made in two cash installments commencing in 2008, first to Xi’an Bio-sep Biological Filling Engineering Technology Company, Ltd., the owner of 28 million shares, or 46.67% of Bao Sai, and the balance in 2009 to the other three selling stockholders, in amounts equal to their respective percentage of share ownership of Bao Sai.

Mr. Wang Li-An, one of the Company’s directors, is also a director of Bao Sai. Xi’an Bio-sep Biological Filling Engineering Technology Company, Ltd., which holds 46.67% of Bao Sai’s common stock, is controlled by Mr. Guo Li An, who owns 38.03% of the Company. Mr. Guo Li Zheng, who is Guo Li An’s brother, owns 15.5% of the Bao Sai common stock and no shares of the Company. Mr. Guo Li Zheng will be selling 12.27% of Bao Sai and retaining 3.23%. Additionally, Mr. Zhao Yan Ding and Ms. Zhong Ya Li, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, were officers of Bao Sai through the date of the acquisition agreement.

The Company rents an office from Bao Sai for a term of one year, commencing January 1, 2008 and ending December 31, 2008, at an annual rent of $3,534. Mr. Guo Li An, who owns 38.03% of the Company, beneficially owns 46.67% of Bao Sai.

Item 13. Exhibits

(a) Exhibits.

Exhibit Number	Description
2.1	Purchase Agreement for Bao Sai, dated January 1, 2008 (1)

3.1	Articles of Incorporation as Amended (2)

3.2	Bylaws(2)

4.1	See Exhibits 3.1 and 3.2 for the provisions of our Articles of Incorporation and Bylaws that define the rights of holders of our Common Stock

4.2	Specimen of Common Stock Certificate (3)

4.3	2002 Non-Qualified Stock Incentive Plan(4)

10.1	Cooperation Agreement with Tangdu Hospital, as last amended on February 2, 2006 (English & Chinese versions)

10.2	Bao Sai Purchase Agreement, dated January 1, 2008 (5)

16.1	Letter on Change in Certifying Accountant (6)

17.1	Plan of Exchange and Letter of Intent (7)

14.1	Code of Ethics (8)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Zhao Yan Ding, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Zhong Ya Li, Chief Financial Officer

32.1	Section 1350 Certifications of Zhao Yan Ding, Chief Executive Officer

32.2	Section 1350 Certifications ofZhong Ya Li, Chief Financial Officer

(1)	Filed as an Exhibit to our Form 8-K filed with the Commission on March 23, 2008

(2)	Filed as an Exhibit to our Form 10-SB12G, as filed with the Commission on November 5, 1999.

(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, as filed with the Commission on April 21, 2006.

(4)	Filed as Exhibit 4.1 to our Form S-8 filed June 19, 2002

(5)	Filed as Exhibit 10.8 to our Form 8-K filed March 28, 2008

(6)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Commission on February 2, 2007

(7)	Contained in Form 8-K, as filed with the Commission on July 3, 2006.

(8)	Filed as an Exhibit to our Form 10-KSB filed with the commission April 13, 2007

Item 14. Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Robinson Hill & Company ("Robinson") for the year 2005, and by Zhong Yi (Hong Kong), our current independent auditor, for the year ended December 31, 2007, and all fees billed for other services rendered by these firms during those periods.

	2007	2006
Year Ended December 31,	Zhong Yi	Zhong Yi
Audit Fees (1)	$44,000	$44,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	300
All Other Fees (4)	—	—
Total Accounting Fees and Services	$44,000	$44,000

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

Pre-Approval Policy for Audit and Non-Audit Services

    We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by the independent accountants during 2007 were pre-approved by our Board of Directors.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2008

GFR PHARMACEUTICALS, INC.

By:	/s/ Zhao Yan Ding
Zhao Yan Ding, Chief Executive Officer

By:	/s/ Zhong Ya Li
Zhong Ya Li, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhao Yan Ding	Director	April 11, 2008
Zhao Yan Ding

/s/ Zhong Ya Li	Director	April 11, 2008
Zhong Ya Li

/s/ Wang Li-An
Wang Li-An	Director	April 11, 2008