Form 10KSB/A
period 2007-12-31
GFR PHARMACEUTICALS INC
filed 2008-04-15
CIK 1096294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

GFR PHARMACEUTICALS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
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

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2007. We believe that the following persons failed to satisfy the filing requirements of Section 16(a):

1.	Mr. Wang Li An, Director - failed to file Form 3 or 5

2.	Ms. Zhong Ya Li, Director & CFO - failed to file Form 3 or 5

3.	Mr. Zhao Yan Ding, Director & CEO - failed to file Form 3 or 5

 Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth compensation earned by the executive officers during 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhao Yan Ding Chief Executive Officer	2007 2006 2005	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

Zhong Ya Li, Chief Financial Officer	2007 2006 2005	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

Jie Su, former Director, former CEO & former President	2007 2006 2005	15,867 15,000 15,000

Zhi Dong Wang, former director, former CFO & former VP	2007 2006 2005	- - -

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)(3)	Percentage of Class (3)
Li An Guo XinChengQuChangLeXiLu169Hao Xi’An ShanXi	16,000,000	38.0%

Mr. Wang Li An c/o GFR Pharmaceuticals, Inc. 99 Yan Xiang Road, Biosep Building Xi An, Shaan Xi Province, P.R. China 710054	0	0

Ms. Zhong Ya Li c/o GFR Pharmaceuticals, Inc. 99 Yan Xiang Road, Biosep Building Xi An, Shaan Xi Province, P.R. China 710054	0	0

Mr. Zhao Yan Ding c/o GFR Pharmaceuticals, Inc. 99 Yan Xiang Road, Biosep Building Xi An, Shaan Xi Province, P.R. China 710054	0	0

Officers and directors as a group (3 persons)	0	0

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

Date: April 15, 2008

GFR PHARMACEUTICALS, INC.

By:	/s/ Zhao Yan Ding
Zhao Yan Ding, Chief Executive Officer

By:	/s/ Zhong Ya Li
Zhong Ya Li, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhao Yan Ding	Director	April 15, 2008
Zhao Yan Ding

/s/ Zhong Ya Li	Director	April 15, 2008
Zhong Ya Li

/s/ Wang Li-An
Wang Li-An	Director	April 15, 2008