Form 10KSB/A
period 2007-12-31
GFR PHARMACEUTICALS INC
filed 2008-05-07
CIK 1096294

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

New Century entered into its relationship with Tangdu Hospital on February 2, 2006, when it accepted the rights and responsibilities previously held by Masep Medical Science & Technology Development (Shenzhen) Co., Ltd. (“Masep”) which Masep undertook pursuant to the “Cooperation Establishment of ‘Tangdu Gamma Knife Therapeutic Center’ Agreement” by and between Masep and Tandgu Hospital, dated May 18, 2001, as amended (the “Tangdu Agreement”). Pursuant to the terms of the Tangdu Agreement, New Century presently receives eighty percent (80%) of the profits generated by the Center. New Century’s profit sharing percentage decreases over the term of the Tangdu Agreement, which is sixteen years from the date that the Center opened in January 2002. The respective profit sharing ratios and time periods are as follows:

1.	From January 2002 through December 2003, 90% to Masep;

2.	From January 2004 through December 2008, 80% to Masep (or to New Century, giving effect to the assignment as of February 2006);

3.	From January 2009 through December 2011, 70% to New Century;

4.	From January 2012 through December 2014, 60% to New Century;

5.	From January 2015 through December 2017, 50% to New Century.

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

Date: April 29, 2008

GFR PHARMACEUTICALS, INC.

By:	/s/ Zhao Yan Ding
Zhao Yan Ding, Chief Executive Officer

By:	/s/ Zhong Ya Li
Zhong Ya Li, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhao Yan Ding	Director	April 29, 2008
Zhao Yan Ding

/s/ Zhong Ya Li	Director	April 29, 2008
Zhong Ya Li

/s/ Wang Li-An
Wang Li-An	Director	April 29, 2008