Form 10-Q
period 2008-03-31
GFR PHARMACEUTICALS INC
filed 2008-05-20
CIK 1096294

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 09081

GFR PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	77-0517964
(State or other jurisdiction of	(I.R.S. Employer ID No)
incorporation or organization)

99 Yan Xiang Road, Biosep Building, Xi An, Shaan Xi Province, P.R. China 710054
(Address of principal executive office) (Zip Code)

Registrant's telephone number: (011) 86-29-8239-9676

N/A

Former name, former address and former fiscal year,
(if changed since last report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of common stock, no par value per share, outstanding as of May 19, 2008 was 42,079,940.

GFR PHARMACEUTICALS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED March 31, 2008

INDEX

2

Item 1. Financial Statements.

GFR PHARMACEUTICALS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	F-2
Condensed Consolidated Statements of Operations And Comprehensive Income for the three months ended March 31, 2008 and 2007	F-3
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	F-4
Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2008	F-5
Notes to Condensed Consolidated Financial Statements	F-6 to F-26

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$433,288	$9,951
Accounts receivable, net	962,259	343,087
Inventories, net	259,643	-
Amount due from related parties	1,159,294	28,232
Notes receivable, net	2,467,176	-
Prepayments and other receivables, net	592,715	314,185

Total current assets	5,874,375	695,455

Non-current assets:
Property, plant and equipment, net	7,887,814	5,585,711
Intangible assets, net	159,171	-
Investment in an unconsolidated affiliate	482,612	-

TOTAL ASSETS	$14,403,972	$6,281,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$924,366	$-
Note payable	427,217	-
Income tax payable	46,767	214,570
Amount due to related parties	1,455,024	-
Other payables and accrued liabilities	423,128	59,675

Total current liabilities	3,276,502	274,245

Long-term liabilities:
Note payable, related parties	4,500,211	-

Total liabilities	7,776,713	274,245

Minority interest	500,312	328,605

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 and 42,079,940 shares issued and outstanding as of March 31, 2008 and December 31, 2007	42,080	42,080
Additional paid-in capital	3,712,120	3,712,120
Accumulated other comprehensive income	434,450	134,797
Statutory reserve	236,818	236,818
Retained earnings	1,701,479	1,552,501

Total stockholders’ equity	6,126,947	5,678,316

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,403,972	$6,281,166

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2008	2007

Revenue, net
Service revenue	$475,695	$399,879
Sales of products	206,712	-

Total revenue, net	682,407	399,879

Cost of revenue (exclusive of depreciation and amortization)
Cost of products	108,118	-

Gross profit	574,289	399,879

Operating expenses:
Stock-based compensation	-	192,000
Depreciation and amortization	174,159	111,638
General and administrative	200,362	59,543

Total operating expenses	374,521	363,181

Income from operations	199,768	36,698

Other income (expense):
Interest income	62	90
Equity in net income of an unconsolidated affiliate	3,275	-
Interest expense	-	(24,446)

Income before income taxes and minority interest	203,105	12,342

Income tax expenses	(46,424)	(71,950)
Minority interest	(7,703)	(10,901)

NET INCOME (LOSS)	$148,978	$(70,509)

Other comprehensive income:
- Foreign currency translation gain	299,653	11,046

COMPREHENSIVE (LOSS) INCOME	$448,631	$(59,463)

Net (loss) income per share – Basic and diluted	$0.00	$(0.00)

Weighted average number of shares outstanding during the period – Basic and diluted	42,079,940	41,791,051

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)
	Three months ended March 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$148,978	$(70,509)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	174,159	111,638
Stock-based compensation	-	192,000
Equity in net income of an unconsolidated affiliate	(3,275)	-
Minority interest	7,703	10,901
Change in operating assets and liabilities:
Accounts receivable, trade	(63,191)	(932)
Inventories	9,256	-
Receivable from a third party	-	(319,120)
Prepayments and other receivables	146,423	98,937
Accounts payable, trade	2,598	-
Income tax payable	(172,939)	71,950
Other payables and accrued liabilities	(90,912)	(34,495)

Net cash provided by operating activities	158,800	60,370

Cash flows from investing activities:
Cash received from acquisition	550,193	-
Repayment from an unconsolidated affiliate	19,044	-
Purchase of property, plant and equipment	(181,818)	(3,521)

Net cash provided by (used in) investing activities	387,419	(3,521)

Cash flows from financing activities:
Advances to related companies	(395,200)	-
Contribution from stockholders	263,136	25,122

Net cash (used in) provided by financing activities	(132,064)	25,122

Effect of exchange rate changes on cash and cash equivalents	9,182	11,046

NET CHANGE IN CASH AND CASH EQUIVALENTS	423,337	93,017

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,951	64,543

CASH AND CASH EQUIVALENTS, END OF PERIOD	$433,288	$157,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$218,706	$-
Cash paid for interest expenses	$-	$24,446

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock		Additional	Accumulated other comprehensive	Statutory	Retained	Total Stockholders’
	No. of shares	Amount	paid-in capital	income	reserve	earnings	equity

Balance as of January 1, 2008	42,079,940	$42,080	$3,712,120	$134,797	$236,818	$1,552,501	$5,678,316

Foreign currency translation adjustment	-	-	-	299,653	-	-	299,653

Net income for the period	-	-	-	-	-	148,978	148,978

Balance as of March 31, 2008	42,079,940	$42,080	$3,712,120	$434,450	$236,818	$1,701,479	$6,126,947

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2 ORGANIZATION AND BUSINESS BACKGROUND

GFR Pharmaceuticals, Inc. (the “Company” or “GFRP”) was incorporated in the State of Nevada on December 18, 1996 as Laredo Investment Corp. On August 9, 2004, Laredo Investment Corp. changed its name to GFR Pharmaceuticals, Inc.

The Company, through its subsidiaries, mainly engages in a joint operation of a Positive Emission Tomography (“PET”) Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center in Xian City, Shaanxi Province, the People’s Republic of China (the “PRC”).

Xi’an Hua Long Yu Tian Ke Ji Shi Ye Co., Ltd. (“Hua Long”) is a wholly-owned subsidiary of the Company, which was incorporated as a limited liability company in the PRC on December 23, 1999. Its principal activity is an investment holding of 95% equity interest in New Century Scientific Investment Ltd. (“New Century”).

New Century was incorporated as a limited liability company in the PRC on November 23, 2001 with a registered capital of RMB 30,000,000 (equivalent to US $3,636,000). It jointly operates a PET Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center with Tong Du Hospital ("the Hospital") in Xian City, Shaanxi Province, the PRC. The duration of the operation was 11 years and it will expire in 2017.

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Pursuant to a stock purchase agreement (the “Purchase Agreement”), dated January 1, 2008, by and between New Century (collectively with GFR Pharmaceuticals, Inc., and the holders of all 60,000,000 shares of the capital stock of Xi’an Jiaoda Bao Sai Bio-technology Co., Ltd (“Bao Sai”), New Century acquired 58,060,000 shares of capital stock of Bao Sai, or 96.77% of its common stock, as of January 1, 2008.

On May 14, 2008, New Century and the Bao Sai stockholders (the “Shareholders”) entered into two supplemental agreements (collectively the “Supplemental Agreements”), in which the parties agreed on an aggregate purchase price of $4,500,211 (the “Purchase Price”) for 96.77% of the common stock of Bao Sai. The Purchase Agreement set forth that the purchase price of the 58,060,000 shares would equal Bao Sai’s net asset value based on Bao Sai’s audited financial statements for the fiscal year ended December 31, 2007 prepared in accordance with Generally Accepted Accounting Principals. The net asset value was $4,650,420.

Pursuant to the Supplemental Agreements, the Company will pay an aggregate purchase price of RMB 15,873,030 yuan to Xi’an Bio-sep Biological Filler Engineering Technology Co., Ltd. for 46.67% of the Bao Sai stock (28 million shares) in two installments. The Company will pay the first such installment of RMB 10 million yuan on or before June 30, 2008, and the second such installment of RMB 5,872,920 yuan on or before October 31, 2008. The Company will pay the other three shareholders an aggregate of RMB 17,040,832 yuan proportionately for their respective shares (collectively, 30,060,000 shares) on or before December 30, 2009. Upon the completion of the transaction, Bao Sai became a subsidiary of the Company.

GFRP, Hua Long, New Century and Bao Sai are hereinafter referred to as (the “Company”).

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•  Basis of presentation

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

•  Basis of consolidation

The condensed consolidated financial statements include the financial statements of GFRP and its subsidiaries, Hua Long, New Century and Bao Sai.

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

Upon the acquisition of Bao Sai, the results of subsidiary acquired during the periods are included in the consolidated financial statement from the effective date of acquisition.

Investment in an unconsolidated affiliate, namely Xi’ an Bao Sai Medicine Co., Ltd (“Medicine”) over which the Company has significant influence are accounted for under the equity method of accounting whereby the investment is initially recorded at the cost of acquisition and adjusted to recognize the Company’s share in undistributed earnings or losses since acquisition. The Company’s share in the earnings or losses for its unconsolidated affiliate is reflected in equity share in income of unconsolidated affiliates. If the investment in an unconsolidated affiliate is reduced to a zero balance due to prior losses, the Company recognizes any further losses related to its share to the extent that any receivables, loans or advances to the unconsolidated affiliate are evaluated to be uncollectible.

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

•  Allowance for doubtful accounts

The allowance for loan losses on small-balance receivables reflects management’s best estimate of probable losses determined principally on the basis of historical experience. For larger loans, including specific allowances for known troubled accounts. The Company maintains a general reserve for all losses and receivable at 0.05% of the balances.

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Inventories

Inventories are stated at the lower of cost or market (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

•  Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Buildings	20 to 40 years	5%
Plant and equipment	5 to 16 years	5%
Motor vehicles	8 to 12 years	5%
Furniture, fixture and office equipment	5 to 8 years	5%

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

•  Intangible asset

Intangible asset include technical know-how purchased from a third party. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), intangible assets with finite useful lives related to developed technology, customer lists, trade names and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset.

Technical know-how is carried at cost less accumulated amortization and impairment charge and is amortized on a straight-line basis over its estimated useful lives of 10 years beginning at the time it is granted.

•  Land use right

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreements on a straight-line basis, which is 50 years and they will expire in 2052.

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•  Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standard ("SFAS") SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of March 31, 2008.

(a) Service revenue

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company records revenue when services are received by the customers and realized the amounts net of provisions for discounts, allowance and taxes which are recognized at the time of services performed.

Pursuant to the agreements entered into between the Company and Tong Du Hospital ("the Hospital"), the Company and the Hospital would jointly operate the medical center in the provision of diagnostic imaging services to the patients. In return, the Company and the Hospital would share net revenues from services rendered, on a monthly basis, when earned, at their net realizable amounts from patients for services rendered at contractually established billing rates, after deducting the total operating cost of the centers. The Company recognizes net revenues based on the total amount received from the patients during the month, less the monthly operating costs incurred at the center.

The Company records the revenue, net of business tax, from the customers through the Hospital, on a net basis in compliance with EITF 99-19, “Reporting Revenues Gross as a Principal versus Net as an Agent.”

(b) Sales of products

Revenue is recognized when products are delivered to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance.

The Company is subject to valued-added tax (“VAT”) under the PRC tax law which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the subsidiaries in addition to the invoiced value of purchases to the extent not refunded for export sales.

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

(c) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

•  Income taxes

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

Effective January 1, 2007, the Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. In connection with the adoption of FIN 48, the Company has analyzed the filing positions in all of the jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on the condensed consolidated financial statements. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the period ended March 31, 2008.

The Company conducts its major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

In accordance with FIN 48, the Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense.

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•  Net income (loss) per share

The Company calculates net income (loss) per share in accordance with SFAS No. 128,“Earnings per Share.” Basic income (loss) per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is the United States dollar ("US$"). The Company's subsidiaries in the PRC, Hua Long, New Century and Bao Sai maintain their books and records in its local currency, the Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with SFAS No 52. “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	2008	2007

Months end RMB:US$ exchange rate	7.0222	7.7697
Average daily RMB:US$ exchange rate	7.1757	7.8635

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
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

•  Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. Starting from 2008, the Company operates in two reportable segments: Medical Business and Extraction Business in the PRC.

•  Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, inventories, amount due from (to) related parties, notes receivable, prepayments and other receivables, accounts payable, note payable, income tax payable, other payables and accrued liabilities.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period ends.

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•  Recently issued accounting standards

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 4 ACQUISITION OF INTEREST IN BAO SAI

On January 1, 2008, the Company acquired 96.77% equity interest in Bao Sai in exchange for notes payable aggregating $4,500,211 as described below. Upon the completion of the transaction, Bao Sai became a subsidiary of the Company. The acquisition was accounted for under the purchase method of accounting. The following table summarizes the historical value of the assets acquired and liabilities assumed at the date of acquisition.

January 1, 2008
Acquired assets:
Cash and cash equivalents	$539,790
Accounts receivable, net of reserve for bad debts of $15,222	518,786
Inventories, net	258,365
Amount due from related parties	743,887
Notes receivables, net	2,368,745
Prepayment and other receivables, net	399,712
Plant and equipment, net	1,978,200
Intangible assets, net	154,515
Investment in an unconsolidated affiliate	478,795
Total assets acquired	$7,440,795

Less: liabilities assumed
Accounts payable, trade	(884,939)
Note payable	(410,172)
Amount due to related parties	(1,039,606)
Other payables and accrued liabilities	(455,658)
Total liabilities assumed	(2,790,375)

Less: minority interest	(150,209)

Purchase price	$4,500,211

Satisfied by:
Net cash to be paid to acquire Bao Sai	$4,500,211

The purchase price is scheduled to be paid by the Company in two installments for a term of 2 years due December 31, 2009. The first installment will be paid to Xi’an Bio-sep Biological Filling Engineering Technology Company, Ltd., the former owner of 28 million shares, or 46.67% of Bao Sai by December 31, 2008. The second installment will be paid to the other three former owners, in amounts equal to their respective percentage of equity ownership in Bao Sai, ending December 31, 2009.

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

As of March 31, 2008, the purchase price consideration is payable are as follows:

Years ending December 31,	Approximately	Equal to RMB
2008	2,100,248	15,401,100
2009	2,399,963	17,598,900
Total:	$4,500,211	33,000,000

The accompanying unaudited condensed consolidated financial statement presents the combined results of operating of the Company with the operations of Bao Sai for the three months ended March 31, 2008, from the effective date of acquisition. The results of operations of Bao Sai for the three months ended March 31, 2007 assuming that the purchase had occurred at the beginning of that period to include:

Revenue	$508,313
Net loss	(211,769)
Net loss per share	(0.01)

NOTE 5 ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts was required. No allowance for doubtful accounts was charged to operations during the three months ended March 31, 2008.

	March 31, 2008	December 31, 2007
		(audited)

Accounts receivable, cost	$978,113	$343,087
Less: allowance for doubtful accounts	(15,854)	-

Accounts receivable, net	$962,259	$343,087

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 6 NOTES RECEIVABLE, NET

	March 31, 2008	December 31, 2007
		(audited)

Notes receivable, cost	$2,492,097	$-
Less: allowance for doubtful accounts	(24,921)	-

Notes receivable, net	$2,467,176	$-

On September 3, 2007, the Company disposed of its investment in 75% of Hua Yang for a cash consideration of $1,068,042 (equivalent to RMB 7,500,000) and recognized a gain on disposal of $428,899. As of March 31, 2008, the balance was unsecured and interest-free and repayable in 4 installments due in full, by December 31, 2008.

On December 10, 2007, the Company disposed of a building for a cash consideration of $1,424,055 (equivalent to RMB10,000,000) and recognized a loss on disposal of $764,143. As of March 31, 2008, the balance was unsecured and interest-free and repayable in 3 installments due in full, by December 31, 2008.

NOTE 7 INVENTORIES, NET

Inventories consisted of the followings:

	March 31, 2008	December 31, 2007
		(audited)

Raw materials	$131,236	$-
Work in process	5,130	-
Finished goods	483,440	-
	619,806	-
Less: inventory allowances	(360,163)	-

Inventories, net	$259,643	$-

No provision for inventory allowance was charged to operations during the three months ended March 31, 2008.

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 8 AMOUNT DUE FROM (TO) RELATED PARTIES

(a) Amount due from related companies

	March 31, 2008	December 31, 2007
		(audited)

Amount due from related parties, cost	$1,178,638	$-
Less: allowance for doubtful accounts	(19,344)	-

Amount due from related parties, net	$1,159,294	$-

As of March 31, 2008, a net balance of $1,159,294 due from a former subsidiary of the Company, represented temporary advance from the Company which was unsecured, interest-free and had fixed term of repayment.

(b) Amount due to a stockholder

As of March 31, 2008, a balance of $1,455,024 due to a stockholder, Mr Lian Guo represented temporary advance to the Company which was unsecured, interest-free and repayable on demand.

NOTE 9 PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	March 31, 2008	December 31, 2007
		(audited)

Deposits	$164,642	$-
Advances to employees	152,682	18,587
Prepayment for equipment purchase	79,177	256,358
Prepayments	183,214	39,240

	$579,715	$314,185

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 10  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	March 31, 2008	December 31, 2007
		(audited)

Buildings	$2,260,861	$608,053
Plant and equipment	5,968,757	5,379,652
Motor vehicles	226,260	-
Furniture, fixture and office equipment	139,504	18,944
Foreign translation difference	929,927	547,366
	9,525,309	6,554,015
Less: accumulated depreciation	(1,520,913)	(914,000)
Less: foreign translation difference	(116,582)	(54,304)

Property, plant and equipment, net	$7,887,814	$5,585,711

Depreciation expense for the three months ended March 31, 2008 and 2007 were $172,431 and $111,638, respectively.

NOTE 11  INTANGIBLE ASSETS, NET

	March 31, 2008	December 31, 2007
		(audited)

Technical know-how	$1,091,703	$-
Land use right	153,437	-
Foreign translation difference	154,863	-
	1,400,003	-
Less: accumulated amortization	(777,691)	-
Less: accumulated impairment charge	(406,571)	-
Less: foreign translation difference	(56,570)	-

Net book value	$159,171	$-

Amortization expenses for the years ended March 31, 2008 were $1,728.

As of March 31, 2008, the carrying value of the technical know-how was stated as zero. The Company recognized a full impairment charge in prior years for recoverability test.

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 12  INVESTMENT IN AN UNCONSOLIDATED AFFILIATE

The Company has 75% equity interest in Xi’an Bao Sai Medicine Co., Ltd (“Medicine”), which was registered as a limited liability company in the PRC. Its principal activity was the leasing business of the business license. The Company owns more than 50% but does not control policy decisions in Medicine, therefore, the 75%-investment in Medicine is accounted for under the equity method.

As of March 31, 2008, the investment in an unconsolidated affiliate is presented as follows:-

Investment in Medicine at the date of acquisition	$106,804
Amount due from Medicine	1,243,356
Share of accumulated losses in Medicine	(870,823)
Equity in net income of unconsolidated affiliate	3,275

Net investment	$482,612

Summarized the operating result of Medicine for the three months ended March 31, 2008 is described as below:

Revenue	$4,367
Net income	4,367

The balance of $1,243,356 due from Medicine, represented temporary advance from the Company which was unsecured and interest-free with a fixed term of repayment in 5 installments and is due in full, no later than 2012. As of March 31, 2008, the future installments to be received are as follows:

Periods ending December 31,	Approximately
2008	$158,985
2009	273,448
2010	273,448
2011	273,448
2012	264,027

Total:	$1,243,356

NOTE 13 NOTE PAYABLE

As of March 31, 2008, a balance of $427,217 represented temporary advance from Shaanxi Zhai Hua Nuan Tong Zhileng Gongcheng Co., Ltd to the Company. Interest is charged at 10.46% per annum, payable monthly, with principle due December 20, 2008.

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 14 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the followings:

	March 31, 2008	December 31, 2007
		(audited)

Business tax payable	$89,999	$17,154
Salaries payable	17,036	1,292
Welfare payable	76,354	-
Temporary advances	123,429	-
Accrued expenses	105,422	6,216
Other payable	10,888	35,013

	$423,128	$59,675

NOTE 15 INCOME TAXES

The Company is registered in the United States of America and has operations in two tax jurisdictions: the United States of America and the PRC. The Company’s operations in the United States of America have resulted in net operating losses for income tax purposes. The Company generated substantially its net income from the operation of its subsidiaries in the PRC and subject to the PRC tax law. The Company has recorded income tax expenses for the three months ended March 31, 2008 and 2007.

The components of income before income taxes and minority interest separating U.S. and PRC tax jurisdictions are as follows:

	Three months ended March 31,
	2008	2007

Loss subject to U.S. tax	$(7,000)	$(199,615)
Income subject to PRC tax	210,105	211,957
Income before income taxes and minority interest	$203,105	$12,342

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America.

As of March 31, 2008, the Company’s U.S. operations incurred $408,015 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2029. The Company has provided for a full valuation allowance of $142,805 for future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The PRC

All the Company’s PRC subsidiaries are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China. Effective from January 1, 2008, the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) is followed. The new CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. Under the New CIT Law, Hua Long, as a foreign investment enterprise, its tax holidays are expired and subject to the new statutory income rate of 25%. Bao Sai and New Century is a domestic company which is entitled to the tax rate reduction from 33% to 25%.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes and minority interest under the PRC tax jurisdiction for the period ended March 31, 2008 and 2007 are as follows:

	Three months ended March 31,
	2008	2007

Income before income taxes	$210,105	$211,957
Statutory income tax rate	25%	33%
	52,526	69,946

Expenses not deductible for the PRC income tax	3,495	-
Net operating loss carryforwards	(9,597)	2,004

Income tax expenses	$46,424	$71,950

Under the PRC tax jurisdiction, its effective income tax rate for the three months ended March 31, 2008 and 2007 were 22.1% and 33.9%, respectively.

For the three months ended March 31, 2008, Hua Long and Bao Sai were exempted from CIT due to cumulative tax losses.

As of March 31, 2008, the Company has approximately an aggregate $3,676,452 of cumulative tax losses which can be carried forward indefinitely to offset future taxable income. The deferred tax assets of the Company consisted mainly of tax losses and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
		(audited)
Deferred tax assets:
- Net operating loss carryforwards	$959,914	$140,355
Less: valuation allowance	(959,914)	(140,355)

Net deferred tax assets	$-	$-

NOTE 16 SEGMENT REPORTING

The Company’s business units have been aggregated into two reportable segments, as defined by SFAS 131:

•	Medical Business – joint operation of PET Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center in the PRC.

•	Extraction Business – extraction of raw materials to medicine ingredients and distribution of extracted ingredients for medicine manufacturing uses.

The Company operates these segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the periods ended March 31, 2008 and 2007. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2008 and 2007:

	Three months ended March 31, 2008
	Medical Business	Extraction Business	Total

Operating revenues	$475,695	$206,712	$682,407
Cost of revenues	-	(108,118)	(108,118)

Gross profit	475,695	98,594	574,289
Depreciation and amortization	131,587	42,572	174,159
Net income	$111,868	$37,110	$148,978

Expenditure for long-lived assets	$167,231	$14,587	$181,818

	Three months ended March 31, 2007
	Medical Business	Extraction Business	Total

Operating revenues	$399,879	$-	$399,879
Depreciation and amortization	111,638	-	111,638
Net loss	$(70,509)	$-	$(70,509)

Expenditure for long-lived assets	$3,521	$-	$3,521

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 17 CONCENTRATION AND RISK

(a) Major customers

For both periods ended March 31, 2008 and 2007, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

The following is a table summarizing the revenue from customers that individually represent greater than 10% of the total revenue for each of the three months ended March 31, 2008 and 2007 and their outstanding balances at period-end date:

	Three months ended March 31, 2008			March 31, 2008
	Revenues	Percentage of revenues		Accounts receivable, trade

Customer A	$475,695	70%		$220,548
Customer B	196,532	29%		371,173

Total:	$672,227	99%	Total:	$591,721

For the three months ended March 31, 2007, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of March 31, 2007, this customer accounted for both 100% of revenues amounting to $399,879 and $473,533 of accounts receivable, respectively.

(b) Major vendors

For the three months ended March 31, 2008, one vendor represented more than 10% of the Company’s purchases and accounts payable, respectively.

For the three months ended March 31, 2007, no vendor represented more than 10% of the Company’s purchases and accounts payable, respectively.

(c) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

GFR PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)
(d) Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

NOTE 18 COMMITMENT AND CONTINGENCIES

The Company rented office premises under non-cancelable operating lease agreements for a period of one to two years, due March 2009 and June 2009. Costs incurred under these operating leases are recorded as rental expense and totaled approximately $3,010 for the period ended March 31, 2008.

As of March 31, 2008, future minimum annual operating lease payments are as follows:

Years ending March 31:
2009	$4,708
2010	440

Total future minimum operating lease payments	$5,148

NOTE 19 SUBSEQUENT EVENTS

Pursuant to the Purchase Agreement dated January 1, 2008, by and among New Century and the holders of all 60,000,000 shares of the capital stock of Bao Sai, the Company acquired 58,060,000 shares of its capital stock of Bao Sai, or 96.77% of its common stock, as of January 1, 2008

Supplemental Agreements executed on May 14, 2008 set the aggregate purchase price for the shares at $4,500,211. The Purchase Agreement set forth that the purchase price of the 58,060,000 shares would equal Bao Sai’s net asset value based on Bao Sai’s audited financial statements for the fiscal year ended December 31, 2007 prepared in accordance with Generally Accepted Accounting Principals. The net asset value was $4,650,420.

Pursuant to the Supplemental Agreements, the Company will pay an aggregate purchase price of RMB 15,873,030 yuan to Xi’an Bio-sep Biological Filler Engineering Technology Co., Ltd. for 46.67% of the Bao Sai stock (28 million shares) in two installments. The Company will pay the first such installment of RMB 10 million yuan on or before June 30, 2008, and the second such installment of RMB 5,872,920 yuan on or before October 31, 2008. The Company will pay the other three shareholders an aggregate of RMB 17,040,832 yuan proportionately for their respective shares (collectively, 30,060,000 shares) on or before December 30, 2009. Upon the completion of the transaction, Bao Sai became a subsidiary of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL DESCRIPTION OF BUSINESS

As used herein the terms "we", "us", "our," the “Registrant,” “GFRP” and the "Company" means, GFR Pharmaceuticals Inc., a Nevada corporation, formerly known as Laredo Investment Corp. These terms also refer to our subsidiary corporations, Xi'an Hua Long Yu Tian Ke Ji Shi Ye Co., Ltd. (“Hua Long") and New Century Scientific Investment Ltd. ("New Century") and Xi’an Jiaoda Bao Sai Bio-Technology Co., Ltd ("Bao Sai"), all of which are organized and existing under the laws of the Peoples’ Republic of China

We were incorporated in the State of Nevada on December 18, 1996 as Laredo Investment Corp. On August 9, 2004, Laredo Investment Corp. changed its name to GFR Pharmaceuticals, Inc. GFRP specialized in formulating, blending, encapsulating and packing nutritional products. The Company’s operations were located in the province of British Columbia, Canada.

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

New Century, formerly Shan Xi New Century Technology Investment Development Company Ltd., owns radiology and oncology equipment and provides it to Tangdu Hospital in Shan Xi province, which is affiliated with the Fourth Military Medical University. New Century currently owns three different devices used for radiological imaging for the brain and body and cancer treatment. The Company’s medical equipment is used in Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”), which averaged 137 cases per month in 2006 and 204 cases per month in 2007. New Century is paid a percentage of profits from the Center.

Pursuant to the Purchase Agreement dated January 1, 2008, by and among New Century and the holders of all 60,000,000 shares of the capital stock of Bao Sai, the Company acquired 58,060,000 shares of its capital stock of Bao Sai, or 96.77% of its common stock, as of January 1, 2008.

Supplemental Agreements executed on May 14, 2008 set the aggregate purchase price for the shares at $4,500,211. The Purchase Agreement set forth that the purchase price of the 58,060,000 shares would equal Bao Sai’s net asset value based on Bao Sai’s audited financial statements for the fiscal year ended December 31, 2007 prepared in accordance with Generally Accepted Accounting Principals. The net asset value was $4,650,420.

Pursuant to the Supplemental Agreements, the Company will pay an aggregate purchase price of RMB 15,873,030 yuan to Xi’an Bio-sep Biological Filler Engineering Technology Co., Ltd. for 46.67% of the Bao Sai stock (28 million shares) in two installments. The Company will pay the first such installment of RMB 10 million yuan on or before June 30, 2008, and the second such installment of RMB 5,872,920 yuan on or before October 31, 2008. The Company will pay the other three shareholders an aggregate of RMB 17,040,832 yuan proportionately for their respective shares (collectively, 30,060,000 shares) on or before December 30, 2009. Upon the completion of the transaction, Bao Sai became a subsidiary of the Company.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008

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

Revenues

We recorded revenues of $682,407 and $399,879_for the three months ended March 31, 2008 and March 31, 2007, respectively. New Century owns radiology and oncology equipment and provides it to Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”) in Shan Xi province, which is affiliated with the Fourth Military Medical University. New Century currently owns three different devices used for radiological imaging for the brain and body and cancer treatment. The Center averaged 137 cases per month in 2006 and 204 cases per month in 2007. New Century receives a percentage of profits from the Center.

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

We recognize net revenues based on the total amount received from the patients during the month, less the monthly operating costs incurred at the centers. The services revenues were recorded when services are received by the customers and realized the amounts net of provisions for discounts, allowance and taxes which are recognized at the time of services performed. Net revenues of $682,407 for the quarter ended March 31, 2008 represent an increase of $282,528, as compared to net revenues from the same period ended March 31, 2007. Such increase was due primarily to the additional revenue from sales of Bao Sai’s products, which totaled $206,712.

Net Income

Our net income was $148,978 for the three months ended March 31, 2008, an increase of $219,487, as compared to net income of $(70,509) for the three months ended March 31, 2007. Such increase was due primarily to the increase in revenues covering the operating expenses in these periods.

We expect to be profitable during fiscal year 2008 through the implementation of our marketing strategies. However, we cannot be certain that we will be able to successfully implement our marketing strategies and there can be no assurance for the achievement and any revenue growth will take place in the future.

Expenses

Operating expenses for the three months ended March 31, 2008 were $374,521, as compared to operating expenses of $363,181 for the same period ended March 31, 2007. Increased operating expenses during the three months ended March 31, 2008 were due primarily to the increase of our business scope and scale.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $158,800 for the three months ended March 31, 2008, compared to cash flows of $60,370 from operating activities for the three months ended March 31, 2007. Positive cash flows from operations for the three months ended March 31, 2008 were due primarily to the net income of $148,978, the increase in the non-cash depreciation expenses to $174,159, the decrease in prepayments by $146,423, and the increase in income tax payable of $172,939. The positive cash flow was also attributable to accounts receivable of $63,191 and other payables of $90,912. Cash flows provided by operating activities for the three months ended March 31, 2007 were due primarily to the non-cash depreciation expenses of $111,638, the increase in stock-based compensation of $192,000, the increase in receivable from a third party of $319,120,the increase in income tax payable by $71,950 and the increase in other payable by $34,495, partially offset by the increase in net income which was $70,509, respectively.

Cash flows used in investment activities were $387,419 for the three months ended March 31, 2008, respectively, due to cash received from acquisition and the purchase of property and equipment in these periods.

Cash flows used in financing activities were $(132,046) for the three months ended March 31, 2008, due primarily to advances to related companies of $(395,200) and contribution from stockholders of $263,136, compared to cash flow of $25,122 used in financing activities during the three months ended March 31, 2007 due to advances to related companies.

Overall, we have funded our cash needs from inception through March 31, 2008 with a series of debt and equity transactions, including accounts payable of $924,366, and amount due to related parties of $1,455,024. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A small reporting company is not required to provide the information required by this Item.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer, Zhao Yan Ding, and Principal Financial Officer, Zhong Ya Li, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

A small reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GFR PHARMACEUTICALS, INC.

DATE: May 19, 2008	By	/s/ Zhao Yan Ding
Zhao Yan Ding, Chief Executive Officer