Form 10-Q
period 2008-06-30
GFR PHARMACEUTICALS INC
filed 2008-08-15
CIK 1096294

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 09081

GFR PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	77-0517964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No)

99 Yan Xiang Road, Biosep Building, Xi An, Shaan Xi Province, P.R. China 710054
(Address of principal executive office) (Zip Code)

Registrant's telephone number: (011) 86-29-8239-9676

N/A
Former name, former address and former fiscal year,
(if changed since last report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☐

The number of shares of common stock, no par value per share, outstanding as of August 13, 2008 was 42,079,940.

GFR PHARMACEUTICALS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED June 30, 2008

INDEX

Item 1. Financial Statements.

GFR PHARMACEUTICALS INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page
Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	F-2
Condensed Consolidated Statements of Operations And Comprehensive Income for the three and six months ended June 30, 2008 and 2007	F-3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	F-4
Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2008	F-5
Notes to Condensed Consolidated Financial Statements	F-6 to F-21

GFR PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$930,321	$9,951
Accounts receivable, net	1,189,380	343,087
Inventories, net	275,043	-
Amount due from related parties	1,213,771	28,232
Notes receivable, net	1,080,503	-
Prepayments and other receivables, net	591,287	314,185
Total current assets	5,280,305	695,455

Non-current assets:
Property, plant and equipment, net	7,898,068	5,585,711
Intangible assets, net	160,850	-
Investment in an unconsolidated affiliate	336,557	-
TOTAL ASSETS	$13,675,780	$6,281,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$28,345	$-
Note payable	436,567	-
Current portion of long-term note payable, related parties	715,056	-
Income tax payable	238,653	214,570
Amount due to related parties	1,879,126	-
Other payables and accrued liabilities	474,633	59,675
Total current liabilities	3,772,380	274,245

Long-term liabilities:
Note payable, related parties	2,329,932	-
Total liabilities	6,102,312	274,245
Minority interest	545,765	328,605

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 shares issued and outstanding as of June 30, 2008 and December 31, 2007	42,080	42,080
Additional paid-in capital	3,712,120	3,712,120
Accumulated other comprehensive income	619,299	134,797
Statutory reserve	236,818	236,818
Retained earnings	2,417,386	1,552,501
Total stockholders’ equity	7,027,703	5,678,316
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,675,780	$6,281,166

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
REVENUE, NET
Service revenue	$1,503,258	$1,045,957	$1,978,953	$1,445,836
Product sales	36,055	-	242,767
Total revenue, net	1,539,313	1,045,957	2,221,720	1,445,836

COST OF REVENUE (exclusive of depreciation)
Cost of products	27,828	-	135,946	-

GROSS PROFIT	1,511,485	1,045,957	2,085,774	1,445,836

OPERATING EXPENSES:
Depreciation and amortization	182,666	113,504	356,825	225,142
General and administrative	341,992	121,420	542,354	372,963
Total operating expenses	524,658	234,924	899,179	598,105

INCOME FROM OPERATIONS	986,827	811,033	1,186,595	847,731

OTHER INCOME (EXPENSE):
Interest income	26	105	88	195
Equity in net income of an unconsolidated affiliate	3,441	-	6,716	-
Interest expense	-	(32,662)	-	(57,108)
	3,467	(32,557)	6,804	(56,913)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	990,294	778,476	1,193,399	790,818

Income tax expense	(237,491)	(269,632)	(283,915)	(341,582)
Minority interest	(36,896)	(41,020)	(44,599)	(51,921)

NET INCOME	$715,907	$467,824	$864,885	$397,315

Other comprehensive income:
- Foreign currency translation gain	184,849	13,951	484,502	24,997

COMPREHENSIVE INCOME	$900,756	$481,775	$1,349,387	$422,312

Net income per share - Basic and diluted	$0.02	$0.01	$0.02	$0.01

Weighted average shares outstanding - basic and diluted	42,079,940	42,079,940	42,079,940	41,935,496

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)
	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$864,885	$397,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	356,825	225,142
Stock-based compensation	-	228,000
Equity in net income of an unconsolidated affiliate	(6,716)
Minority interest	44,599	51,921
Change in operating assets and liabilities:		-
Accounts receivable, trade	(264,322)	83,305
Inventories	(51)	-
Prepayments and other receivables	143,001	122,915
Accounts payable, trade	(887,603)	-
Income tax payable	9,984	341,582
Other payables and accrued liabilities	(50,604)	21,852
Net cash provided by operating activities	209,998	1,472,032

Cash flows from investing activities:
Partial payment in relation to the Bao Sai acquisition, net of cash acquired	(855,693)	-
Repayment from an unconsolidated affiliate	174,851	-
Proceeds from repayment of note receivable	1,399,768	-
Purchase of property, plant and equipment	(205,069)	(291,134)
Net cash provided by (used in) investing activities	513,857	(291,134)

Cash flows from financing activities:
Advances to related companies	(49,377)	-
Payment of note payable to related parties	(1,413,907)	-
Repayment of short-term bank loan	-	(640,169)
Advance from (repayment to) stockholders	219,509	(76,661)
Net cash provided by (used in) financing activities	170,132	(716,830)

Effect of exchange rate changes on cash and cash equivalents	26,383	24,997

NET CHANGE IN CASH AND CASH EQUIVALENTS	920,370	489,065

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,951	64,543

CASH AND CASH EQUIVALENTS, END OF PERIOD	$930,321	$553,608

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$268,328	$-
Cash paid for interest expenses	$-	$57,108

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Common stock		Additional	Accumulated other			Total
	No. of shares	Amount	paid-in capital	comprehensive income	Statutory reserve	Retained earnings	Stockholders’ equity
Balance as of January 1, 2008	42,079,940	$42,080	$3,712,120	$134,797	$236,818	$1,552,501	$5,678,316
Foreign currency translation adjustment	-	-	-	484,502	-	-	484,502
Net income for the period	-	-	-	-	-	864,885	864,885
Balance as of June 30, 2008	42,079,940	$42,080	$3,712,120	$619,299	$236,818	$2,417,386	$7,027,703

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMTNES
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2007 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

New Century was incorporated as a limited liability company in the PRC on November 23, 2001 with a registered capital of RMB30,000,000 (equivalent to US$3,636,000). It jointly operates a PET Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center with Tong Du Hospital ("the Hospital") in Xian City, Shaanxi Province, the PRC. The duration of the operation was 11 years and it will expire in 2017.

On May 14, 2008, the Company completed the acquisition of assets and liabilities of Xi’an Jiaoda Bao Sai Bio-Technology Co., Ltd ("Bao Sai") pursuant to the terms of a Stock Purchase Agreement dated January 1, 2008, between GFRP and Bao Sai. The consideration was $4,500,211 (approximately RMB33,000,000) for 96.77% of its equity interest in Bao Sai, based on the aggregate net book value of total assets and liabilities of Bao Sai as of December 31, 2007. The closing date was January 1, 2008. Upon the completion of the transaction, Bao Sai became a subsidiary of the Company.

GFRP, Hua Long, New Century and Baosai are hereinafter referred to as (the “Company”).

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

•	Inventories

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

In accordance with Statement of Financial Accounting Standard ("SFAS") SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of June 30, 2008.

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

Effective January 1, 2007, the Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. In connection with the adoption of FIN 48, the Company has analyzed the filing positions in all of the jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on the condensed consolidated financial statements. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the period ended June 30, 2008.

The Company conducts its major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local and foreign tax authorities.

•	Net income per share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	2008	2007
Months end RMB:US$ exchange rate	6.8718	7.5850
Average monthly RMB:US$ exchange rate	7.0726	7.6988

•	Stock-based compensation

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

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. Commencing this year, the Company operates in two reportable segments: Medical Business and Extraction Business in the PRC.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, amounts due from (to) related parties, notes receivable, prepayments and other receivables, accounts payable, note payable, income tax payable, other payables and accrued liabilities.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” ("SFAS No. 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material effect on the financial condition or results of operations of the Company.

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

The purchase price is scheduled to be paid by the Company in two installments over 2 years due December 31, 2009. The first installment will be paid to Xi’an Bio-sep Biological Filling Engineering Technology Company, Ltd., the former owner of 28 million shares, or 46.67% of Bao Sai by December 31, 2008. The second installment will be paid to the other three former owners, in amounts equal to their respective percentage of equity ownership in Bao Sai, ending December 31, 2009.

As of June 30, 2008, the purchase price consideration is payable are as follows:

Years ending December 31,	Approximately	Equal to RMB
2008	715,056	5,401,100
2009	2,329,932	17,598,900
Total:	$3,044,988	23,000,000

For the six months ended June 30, 2008, the Company made a partial payment of purchase price consideration totaling $1,413,907 (equivalent to RMB10,000,000).

NOTE 5 ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts was required. No allowance for doubtful accounts was charged to operations during the six months ended June 30, 2008.

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Accounts receivable, cost	$1,196,311	$343,087
Less: allowance for doubtful accounts	(6,931)	-
Accounts receivable, net	$1,189,380	$343,087

NOTE 6 NOTES RECEIVABLE, NET

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Notes receivable, cost	$1,091,417	$-
Less: allowance for doubtful accounts	(10,914)	-
Notes receivable, net	$1,080,503	$-

On September 3, 2007, the Company disposed of its investment in 75% of Hua Yang for a cash consideration of $1,091,417 (equivalent to RMB7,500,000). As of June 30, 2008, the balance was unsecured and interest-free and repayable in 4 installments due in full by December 31, 2008.

On December 10, 2007, the Company disposed of a building for a cash consideration of $1,424,055 (equivalent to RMB10,000,000). During the six months ended June 30, 2008, the Company received payment in full from the purchaser.

NOTE 7 INVENTORIES, NET

Inventories consisted of the followings:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Raw materials	$74,871	$-
Work in process	2,427	-
Finished goods	563,153	-
	640,451
		-
Less: inventory allowances	(365,408)	-
Inventories, net	$275,043	$-

No provision for inventory allowance was charged to operations during the three and six months ended June 30, 2008.

NOTE 8 AMOUNT DUE FROM (TO) RELATED PARTIES

(a) Amount due from related companies

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Amount due from related parties, cost	$1,234,897	$28,232
Less: allowance for doubtful accounts	(21,126)	-
Amount due from related parties, net	$1,213,771	$28,232

As of June 30, 2008, a net balance of $1,213,771 was due from a former subsidiary of the Company, which amount represented a temporary advance from the Company and which advance was unsecured, interest-free, with a fixed term of repayment.

(b) Amount due to a stockholder

As of June 30, 2008, a balance of $1,879,126 was due to a stockholder, Mr Lian Guo which represented a temporary advance to the Company, which was unsecured, interest-free and repayable on demand.

NOTE 9 PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Deposits	$195,060	$-
Advances to employees	121,317	18,587
Prepayment for equipment purchase	80,911	256,358
Prepayments	193,999	39,240
	$591,287	$314,185

NOTE 10 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Buildings	$2,293,130	$608,053
Plant and equipment	6,484,961	5,379,652
Motor vehicles	246,592	-
Furniture, fixture and office equipment	146,804	18,944
Foreign translation difference	583,501	547,366
	9,754,988	6,554,015
Less: accumulated depreciation	(1,756,315)	(914,000)
Less: foreign translation difference	(100,605)	(54,304)
Property, plant and equipment, net	$7,898,068	$5,585,711

Depreciation expense for the three and six months ended June 30, 2008 totaled $180,889 and $353,320, respectively. Depreciation expense for the three and six months ended June 30, 2007 was $113,504 and $225,142, respectively.

NOTE 11 INTANGIBLE ASSETS, NET

	June 20, 2008	December 31, 2007
	(Unaudited)	(Audited)
Technical know-how	$1,091,703	$-
Land use right	153,437	-
Foreign translation difference	158,726	-
	1,403,866	-
Less: accumulated amortization	(779,468)	-
Less: accumulated impairment charge	(406,571)	-
Less: foreign translation difference	(56,977)	-
Net book value	$160,850	$-

Amortization expenses for the three and six months ended June 30, 2008 were $1,777 and $3,505 respectively.

As of June 30, 2008, the carrying value of the technical know-how was stated as zero. The Company recognized a full impairment charge in prior years for recoverability test.

NOTE 12 INVESTMENT IN AN UNCONSOLIDATED AFFILIATE

The Company has a 75% equity interest in Xi’an Bao Sai Medicine Co., Ltd (“Medicine”), which was registered as a limited liability company in the PRC. Medicine’s principal activity is contracting with third parties for the use of a medicine dispensing license in exchange for a fixed monthly rental income over an agreed period of time. Although the Company owns more than 50% of the equity, pursuant to a contractual agreement, the Company transferred its control rights of Medicine to an affiliated third party who has ultimate control on management decision. Therefore, the Company does not control policy decisions in Medicine, therefore, the 75%-investment in Medicine is accounted for under the equity method. Prior to its acquisition, Medicine was a subsidiary of Bao Sai which primarily engaged in the medicine wholesale and retailing businesses. However, the business did not perform well and was discontinued.

As of June 30, 2008, the investment in an unconsolidated affiliate is presented as follows:-

Investment in Medicine at the date of acquisition	$106,804
Amount due from Medicine	1,087,826
Share of accumulated losses in Medicine	(870,823)
Equity in net income of unconsolidated affiliate	6,716
Foreign translation difference	6,034
Net investment	$336,557

A summary of the operating results of Medicine for the three months ended June 30, 2008 is described as below:

Revenue	$8,955
Net income	$8,955

The balance of $1,087,826 due from Medicine, represented a temporary advance from the Company which was unsecured and interest-free with a fixed repayment term of 5 installments, due in full no later than 2012. As of June 30, 2008, the future installments to be received are as follows:

Periods ending December 31,	Approximately
2008	$3,455
2009	273,448
2010	273,448
2011	273,448
2012	264,027
Total:	$1,087,826

NOTE 13 NOTE PAYABLE

As of June 30, 2008, a balance of $436,567 represented a temporary advance from Shaanxi Zhai Hua Nuan Tong Zhileng Gongcheng Co., Ltd to the Company. Interest on this note is charged at 10.46% per annum, payable monthly, with principle and accrued but unpaid interest due on December 20, 2008.

NOTE 14 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the followings:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Business tax payable	$28,717	$17,154
Salaries and welfare payable	98,653	1,292
Temporary advances	113,239	-
Accrued expenses	184,216	6,216
Other payable	49,808	35,013
	$474,633	$59,675

NOTE 15 INCOME TAXES

For the six months ended June 30, 2008 and 2007, the local (“the United States”) and foreign components of income (loss) before income taxes and minority interest were comprised of the following:

	Six months ended June 30,
	2008	2007
Local	$(14,000)	$(233,665)
Foreign	1,207,399	1,024,483
Income before income taxes and minority interest	$1,193,399	$790,818

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2008	2007
Current:
Local	$-	$-
Foreign	283,915	341,582

Deferred:
Local	-	-
Foreign	-	-
Provision for income taxes	$283,915	$341,582

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries and branches that operate in various countries: United States and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America.

As of June 30, 2008, the Company’s United States operations incurred $415,015 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2029. The Company has provided for a full valuation allowance of $141,105 for future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company generated substantially all of its net income from the operation of its subsidiaries in the PRC which is subject to the PRC tax law. The Company has recorded income tax expenses for the six months ended June 30, 2008 and 2007.

All of the Company’s PRC subsidiaries are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China. Effective from January 1, 2008, the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) is followed. The new CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. Under the New CIT Law, Hua Long, as a foreign investment enterprise, its tax holidays are expired and subject to the new statutory income rate of 25%. Bao Sai and New Century are domestic companies which are entitled to the tax rate reduction from 33% to 25%.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes and minority interest under the PRC tax jurisdiction for the periods ended June 30, 2008 and 2007 are as follows:

	Six months ended June 30,
	2008	2007
Income before income taxes	$1,207,399	$1,024,483
Statutory income tax rate	25%	33%
Income tax expense at statutory tax rate	301,850	338,079

Expenses not deductible for the PRC income tax	3,395	3,503
Net operating loss carry forwards	(21,330)	-
Income tax expenses	$283,915	$341,582

Under the PRC tax jurisdiction, its effective income tax rate for the six months ended June 30, 2008 and 2007 were 23.5% and 33.0%, respectively.

For the six months ended June 30, 2008, Hua Long and Bao Sai were exempted from Corporate Income Tax due to cumulative tax losses.

Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax assets and liabilities as of June 30, 2008 were as follows:

Deferred tax assets:
- Net operating loss carry forwards	$942,278
Less: valuation allowance	(942,278)
Net deferred tax assets	$-

As of June 30, 2008, the Company had approximately an aggregate $3,619,708 of cumulative tax losses which can be carried forward to offset future taxable income. The deferred tax assets of the Company consisted mainly of tax losses and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 16 SEGMENT REPORTING

The Company’s business units have been aggregated into two reportable segments, as defined by SFAS 131:

•	Medical Business - joint operation of PET Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center in the PRC.

•	Extraction Business - extraction of raw materials to medicine ingredients and distribution of extracted ingredients for medicine manufacturing uses.

The Company operates these segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the periods ended June 30, 2008 and 2007. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

Summary of financial information concerning the Company’s reportable segments is shown in the following table for the three months ended June 30, 2008 and 2007:

	Three months ended June 30, 2008
	Medical Business	Extraction Business	Total
Operating revenues	$1,122,457	$416,856	$1,539,313
Cost of revenues	-	(27,828)	(27,828)
Gross profit	1,122,457	389,028	1,511,485
Depreciation and amortization	138,436	44,230	182,666
Net income	$654,184	$61,723	$715,907
Expenditure for long-lived assets	$23,038	$213	$23,251

	Three months ended June 30, 2007
	Medical Business	Extraction Business	Total
Operating revenues	$1,045,957	$-	$1,045,957
Depreciation and amortization	113,504	-	113,504
Net income	$467,824	$-	$467,824
Expenditure for long-lived assets	$287,613	$-	$287,613

Summary of financial information concerning the Company’s reportable segments is shown in the following table for the six months ended June 30, 2008 and 2007:

	Six months ended June 30, 2008
	Medical Business	Extraction Business	Total
Operating revenues	$1,598,152	$623,568	$2,221,720
Cost of revenues	-	(135,946)	(135,946)
Gross profit	1,598,152	487,622	2,085,774
Depreciation and amortization	270,023	86,802	356,825
Net income	$766,052	$98,833	$864,885
Expenditure for long-lived assets	$190,269	$14,800	$205,069

	Six months ended June 30, 2007
	Medical Business	Extraction Business	Total
Operating revenues	$1,445,836	$-	$1,445,836
Depreciation and amortization	225,142	-	225,142
Net income	397,315	-	397,315
Expenditure for long-lived assets	$291,134	$-	$291,134

NOTE 17 CONCENTRATION AND RISK

The Company is exposed to the followings concentrations of risk:

(a) Major customers

For both periods ended June 30, 2008 and 2007, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

For the three and six months ended June 30, 2008, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of June 30, 2008, this customer accounted for 72% of revenues amounting to $1,596,152 for the six months ended and $436,098 of accounts receivable, respectively.

For the three and six months ended June 30, 2007, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of June 30, 2007, this customer accounted for both 100% of revenues amounting to $389,296 for the six months ended and $168,915 of accounts receivable, respectively.

(b) Major vendors

For the three and six months ended June 30, 2008, one vendor represented more than 10% of the Company’s purchases and accounts payable, respectively.

For the three and six months ended June 30, 2007, no vendor represented more than 10% of the Company’s purchases and accounts payable, respectively.

(c) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

(d) Exchange rate risk

The reporting currency of the Company is US$ and to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

NOTE 18 COMMITMENT AND CONTINGENCIES

The Company rented office space under non-cancelable operating lease agreements. One of the leases expires on December 31, 2008 and the other expires on June 19, 2009. Costs incurred under these operating leases are recorded as rental expense and totaled approximately $3,054 and $0 for the period ended June 30, 2008 and 2007. As of June 30, 2008, future minimum annual operating lease payments are as follows:

Years ending June 30:
2009	$3,801

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

Pursuant to the Purchase Agreement dated January 1, 2008, by and among New Century and the holders of all 60,000,000 shares of the capital stock of Bao Sai, the Company acquired 58,060,000 shares of capital stock of Bao Sai, or 96.77% of its common stock, as of January 1, 2008.

Supplemental Agreements executed on May 14, 2008 set the aggregate purchase price for the shares at $ 4,500,211. The Purchase Agreement set forth that the purchase price of the 58,060,000 shares would equal Bao Sai’s net asset value based on Bao Sai’s audited financial statements for the fiscal year ended December 31, 2007 prepared in accordance with Generally Accepted Accounting Principals. The net asset value was $4,650,420.

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

Bao Sai is engaged in research, development, manufacture and sale of biological separation medium products, which is technological know-how and devices engineered to separate and purify biological products and medicines. Separation medium products are used in the production of antibiotics, genetic recombinant medicine, bacterin production, the gene chip, diagnostic reagents and other biochemical products and purification of blood products, biochemical products, natural medicines and genetic engineering, which can effectively get rid of insecurity substances of drugs, such as impurity endotoxin. Bao Sai’s principal office and manufacturing facility is located at 99 Yan Xiang Road, Biosep Building, Xi An, Shaan Xi Province, P. R. China. Bao Sai has approximately 50 employees.

Bao Sai has produced more than 50 varieties of products including agarose, dextran and silica gel.. In the PRC, Bao Sai is the first company which specializes in research, development, manufacture and sale of biological separation medium products and is also one of a few enterprises that has the ability to complete this project. The industrial preparative chromatographic system products include Flange industrial preparative chromatographic columns, mechanical lock axial compression preparative chromatographic columns and automatic hydraulic pressure axial compression preparative chromatographic columns. By taking its scientific and technological advantages, the Company has established the first production line of industrial preparative chromatographic system for the refinement of natural products in China which the Company expects to enable it to provide high quality public service in technology and technical support for bio-medical industry and research organizations in PRC.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

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

Stock-based compensation

The Company adopts SFAS No. 123R, “Share-Based Payment” using the fair value method.  Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period.

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

Revenues

We recorded revenues of $1,539,313 and $2,221,720 for the three and six months ended June 30, 2008, respectively. New Century owns radiology and oncology equipment and provides it to Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”) in Shan Xi province, which is affiliated with the Fourth Military Medical University. New Century currently owns three different devices used for radiological imaging for the brain and body and cancer treatment. For the six months ended June 30, 2008, the Center averaged approximately 188 cases per month as opposed to 204 cases per month in 2007. New Century receives a percentage of profits from the Center.

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

We recognize net revenues based on the total amount received from the patients during the month, less the monthly operating costs incurred at the centers. The services revenues are recorded when services are received by the customers and the amounts realized net of provisions for discounts, allowances and taxes which are recognized at the time of services performed. Net revenues of $1,539,313 and $2,221,720 for the three and six months ended June 30, 2008 represent an increase of $493,356 and $775,884 or 47% and 54%, respectively, as compared to net revenues from the same period ended June 30, 2007. Such increase was due primarily to the additional revenue from sales of Bao Sai’s products, which totaled $36,055 and $242,767 during the three and six months ended June 30, 2008.

Net Income

Our net income was $715,907 and $864,885 for the three and six months ended June 30, 2008, an increase of $248,083 and $467,570, or 53% and 118%, respectively, as compared to net income for the same period ended June 30, 2007. Such increase was due primarily to the increase in revenues covering the operating expenses in these periods.

We expect to be profitable during fiscal year 2008 through the implementation of our marketing strategies. However, we cannot be certain that we will be able to successfully implement our marketing strategies and there can be no assurance for the achievement and any revenue growth will take place in the future.

Expenses

Operating expenses for the three and six months ended June 30, 2008 were $524,658 and $899,179, as compared to operating expenses of $234,924 and $598,105 for the same period ended June 30, 2007. Increases of $289,734 and $301,074 of operating expenses during the three and six months ended June 30, 2008 or 123% and 50%, respectively, were due primarily to the increase of our business scope and scale.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $209,998 for six months ended June 30, 2008, compared to cash flows of $1,472,032 from operating activities for the same period ended June 30, 2007. Positive cash flows from operations for the six months ended June 30, 2008 were due primarily to the net income of $864,885, the increase in the non-cash depreciation expenses to $356,825, the decrease in prepayments by $ 143,001, and the increase of $9,984 in income tax payable. The negative cash flow was also attributable to the increase in the accounts receivable of $264,322, the decrease in the accounts payable of $887,603, and the decrease in the other payables of $50,604.

Cash flows provided by investment activities were $513,857 for the six months ended June 30, 2008 were due primarily to the proceeds from the repayment of a note receivable of $1,399,768, a partial payment in relation to the Bao Sai acquisition, net of cash acquired of $855,693 and the purhcase of property and equipment of $205,069 during this period.

At present, the revenue of GFRP includes revenues derived from the business of New Century and the revenue of product sales of Bao Sai. The revenue of New Century were primarily used to make the purchase price payment for Bao Sai , and all additional funds are primarily used as working capital. Within the next two years Bao Sai intends to obtain third party financing for the the production and distribution of Separation Media and Industrial Preparative Chromatographic System of Bao Sai. Neither the Company nor Bai Sai has any definitive arrangements for such financing as of yet.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A small reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GFR PHARMACEUTICALS, INC.

DATE: August 14, 2008	By	/s/ Zhao Yan Ding
Zhao Yan Ding, Chief Executive Officer