Form 10-Q
period 2008-09-30
GFR PHARMACEUTICALS INC
filed 2008-11-19
CIK 1096294

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of common stock, no par value per share, outstanding as of November 18, 2008 was 42,079,940.

GFR PHARMACEUTICALS INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the three and nine months ended September 30, 2008 and 2007	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2008	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-22

GFR PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,772,821	$9,951
Accounts receivable, net	1,216,748	343,087
Inventories, net	281,917	-
Amount due from related parties	1,216,728	28,232
Notes receivable, net	1,083,135	-
Prepayments and other receivables, net	551,629	314,185

Total current assets	6,122,978	695,455

Non-current assets:
Property, plant and equipment, net	7,732,601	5,585,711
Intangible assets, net	159,434	-
Investment in an unconsolidated affiliate	340,841	-

TOTAL ASSETS	$14,355,854	$6,281,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$124,349	$-
Note payable	437,630	-
Current portion of long-term note payable, related parties	714,223	-
Income tax payable	181,159	214,570
Amount due to related parties	1,891,485	-
Other payables and accrued liabilities	539,374	59,675

Total current liabilities	3,888,220	274,245

Long-term liabilities:
Note payable, related parties	2,327,220	-

Total liabilities	6,215,440	274,245

Minority interest	574,275	328,605

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 shares issued and outstanding as of September 30, 2008 and December 31, 2007	42,080	42,080
Additional paid-in capital	3,712,120	3,712,120
Accumulated other comprehensive income	641,491	134,797
Statutory reserve	236,818	236,818
Retained earnings	2,933,630	1,552,501

Total stockholders’ equity	7,566,139	5,678,316

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,355,854	$6,281,166

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

REVENUE, NET
Service revenue	$941,336	$850,101	$2,517,325	$2,295,937
Product sales	87,011	-	329,778	-

Total revenue, net	1,028,347	850,101	2,847,103	2,295,937

COST OF REVENUE (exclusive of depreciation)
Cost of products	79,471	-	215,417	-

GROSS PROFIT	948,876	850,101	2,631,686	2,295,937

OPERATING EXPENSES:
Depreciation and amortization	186,441	117,433	543,265	342,575
General and administrative	206,506	99,592	748,860	472,555
Total operating expenses	392,947	217,025	1,292,125	815,130

INCOME FROM OPERATIONS	555,929	633,076	1,339,561	1,480,807

OTHER INCOME (EXPENSE):
Interest income	6,151	74	6,239	269
Rental income	158,556	-	561,520	-
Equity in net income of an unconsolidated affiliate	3,464	-	10,180	-
Interest expense	-	(16,637)	-	(73,745)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	724,100	616,513	1,917,500	1,407,331

Income tax expense	(180,426)	(224,384)	(464,341)	(565,966)
Minority interest	(27,431)	(21,561)	(72,030)	(56,403)

NET INCOME	$516,243	$370,568	$1,381,129	$784,962

Other comprehensive income:
- Foreign currency translation gain	22,193	150,158	506,694	175,155

COMPREHENSIVE INCOME	$538,436	$520,726	$1,887,823	$960,117

Net income per share – Basic and diluted	$0.01	$0.01	$0.03	$0.02

Weighted average shares outstanding – basic and diluted	42,079,940	42,079,940	42,079,940	41,983,644

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$1,381,129	$784,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	543,265	342,575
Rental expenses, non cash	-	940
Stock-based compensation	-	264,000
Equity in net income of an unconsolidated affiliate	(10,180)	-
Minority interest	72,030	56,403
Change in operating assets and liabilities:
Accounts receivable, trade	(291,075)	153,555
Inventories	(6,127)	-
Prepayments and other receivables	188,124	138,068
Accounts payable, trade	(802,990)	-
Income tax payable	(46,794)	565,966
Other payables and accrued liabilities	7,809	62,779

Net cash provided by operating activities	1,035,191	2,369,248

Cash flows from investing activities:
Acquisition of a subsidiary, net of cash acquired	(864,709)	-
Repayment from an unconsolidated affiliate	176,694	-
Proceeds from repayment of note receivable	1,414,516	-
Purchase of property, plant and equipment	(207,230)	(283,100)

Net cash provided by (used in) investing activities	519,271	(283,100)

Cash flows from financing activities:
Advances to related companies	(49,897)	-
Repayment of short-term bank loan	-	(797,367)
Advance from (repayment to) stockholders	221,821	(17,819)

Net cash provided by (used in) financing activities	171,924	(815,186)

Effect of exchange rate changes on cash and cash equivalents	36,484	29,430

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,762,870	1,300,392

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,951	64,543

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,772,821	$1,364,935

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$491,301	$-
Cash paid for interest expenses	$-	$73,745

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock		Additional	Accumulated other comprehensive	Statutory	Retained	Total Stockholders’
	No. of shares	Amount	paid-in capital	income	reserve	earnings	equity

Balance as of January 1, 2008	42,079,940	$42,080	$3,712,120	$134,797	$236,818	$1,552,501	$5,678,316

Foreign currency translation adjustment	-	-	-	506,694	-	-	506,694

Net income for the period	-	-	-	-	-	1,381,129	1,381,129

Balance as of September 30, 2008	42,079,940	$42,080	$3,712,120	$641,491	$236,818	$2,933,630	$7,566,139

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
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

In the opinion of management, the consolidated balance sheet as of December 31, 2007 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008 or for any future period.

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

On May 14, 2008, the Company completed the acquisition of assets and liabilities of Xi’an Jiaoda Bao Sai Bio-Technology Co., Ltd ("Bao Sai") pursuant to the terms of a Stock Purchase Agreement (“the Agreement”) dated January 1, 2008, between GFRP and Bao Sai in a consideration of $4,500,211 (approximately RMB33,000,000) for 96.77% of its equity interest in Bao Sai, based on the aggregate net book value of total assets and liabilities of Bao Sai as of December 31, 2007. The closing date was January 1, 2008. Upon the completion of the transaction, Bao Sai became a subsidiary of the Company.

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

● Allowance for doubtful accounts

The allowance for loan losses on small-balance receivables reflects management’s best estimate of probable losses determined principally on the basis of historical experience. For larger loans, including specific allowances for known troubled accounts. The Company maintains a general reserve for all losses and receivable at 0.05% of the balances.

● Inventories

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

● Intangible assets

Intangible assets include technical know-how purchased from a third party. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), intangible assets with finite useful lives related to developed technology, customer lists, trade names and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset.

Technical know-how is carried at cost less accumulated amortization and impairment charge and is amortized on a straight-line basis over its estimated useful lives of 10 years beginning at the time it is granted.

● Land use right

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

● Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of September 30, 2008.

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

The Company is subject to valued-added tax ("VAT") under the PRC tax law which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the subsidiaries in addition to the invoiced value of purchases to the extent not refunded for export sales.

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

Effective January 1, 2007, the Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. In connection with the adoption of FIN 48, the Company has analyzed the filing positions in all of the jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on the condensed consolidated financial statements. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the period ended September 30, 2008.

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

The reporting currency of the Company is United States dollar ("US$"). The Company's subsidiaries in the PRC, Hua Long, New Century and Bao Sai maintain their books and records in its local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	2008	2007
Months end RMB:US$ exchange rate	6.8551	7.4960
Average monthly RMB:US$ exchange rate	6.9989	7.6543

●  Stock-based compensation

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations and does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

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

The purchase price is scheduled to be paid by the Company in two installments for a term of over 2 years due December 31, 2009. The first installment will be paid to Xi’an Bio-sep Biological Filling Engineering Technology Company, Ltd., the former owner of 28 million shares, or 46.67% of Bao Sai by December 31, 2008. The second installment will be paid to the other three former owners, in amounts equal to their respective percentage of equity ownership in Bao Sai, ending December 31, 2009.

As of September 30, 2008, the purchase price consideration is payable are as follows:

Years ending December 31,	Approximately
2008	$714,223
2009	2,327,220

Total:	$3,041,443

For the nine months ended September 30, 2008, the Company made a partial payment of purchase price consideration totaling $1,428,796 (equivalent to RMB10,000,000). On October 13, 2008, the Company made the payment to the second installment of $714,223 (equivalent to RMB5,872,920).

NOTE 5 ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts was required. No allowance for doubtful accounts was charged to operations during the nine months ended September 30, 2008 and 2007.

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Accounts receivable, cost	$1,223,696	$343,087
Less: allowance for doubtful accounts	(6,948)	-

Accounts receivable, net	$1,216,748	$343,087

NOTE 6 NOTES RECEIVABLE, NET

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Notes receivable, cost	$1,094,076	$-
Less: allowance for doubtful accounts	(10,941)	-

Notes receivable, net	$1,083,135	$-

On September 3, 2007, the Company disposed of its investment in 75% of Hua Yang for a cash consideration of $1,091,417 (equivalent to RMB7,500,000). As of September 30, 2008, the balance was unsecured and interest-free and repayable in 4 installments due in full, by December 31, 2008.

On December 10, 2007, the Company disposed of a building for a cash consideration of $1,424,055 (equivalent to RMB10,000,000). During the nine months ended September 30, 2008, the Company received a full consideration of $1,424,055 from the purchaser.

NOTE 7 INVENTORIES, NET

Inventories consisted of the followings:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Raw materials	$74,830	$-
Work in process	3,819	-
Finished goods	569,516	-
	648,165	-
Less: inventory allowances	(366,248)	-

Inventories, net	$281,917	$-

No provision for inventory allowance was charged to operations during the three and nine months ended September 30, 2008.

NOTE 8 AMOUNT DUE FROM (TO) RELATED PARTIES

(a) Amount due from related parties

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Amount due from related parties, cost	$1,237,905	$28,232
Less: allowance for doubtful accounts	(21,177)	-

Amount due from related parties, net	$1,216,728	$28,232

As of September 30, 2008, a net balance of $1,216,728 due from a former subsidiary of the Company, represented temporary advance from the Company which was unsecured, interest-free, with a fixed term of repayment.

(b) Amount due to a stockholder

As of September 30, 2008, a balance of $1,891,485 due to a stockholder, Mr Lian Guo represented temporary advance to the Company which was unsecured, interest-free and repayable on demand.

NOTE 9 PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Deposits	$195,417	$-
Advances to employees	101,278	18,587
Deferred expenditure	5,058	-
Prepayment for equipment purchase	81,108	256,358
Prepayments	168,768	39,240

	$551,629	$314,185

NOTE 10 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Buildings	$2,293,130	$608,053
Plant and equipment	6,486,747	5,379,652
Motor vehicles	246,806	-
Furniture, fixture and office equipment	146,807	18,944
Foreign translation difference	605,262	547,366
	9,778,752	6,554,015
Less: accumulated depreciation	(1,801,254)	(914,000)
Less: foreign translation difference	(244,897)	(54,304)

Property, plant and equipment, net	$7,732,601	$5,585,711

Depreciation expense for the three and nine months ended September 30, 2008 totaled $184,631 and $537,951, respectively.

Depreciation expense for the three and nine months ended September 30, 2007 was $117,433 and $342,575, respectively.

NOTE 11 INTANGIBLE ASSETS, NET

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Technical know-how	$1,091,703	$-
Land use right	153,437	-
Foreign translation difference	159,165	-
	1,404,305	-
Less: accumulated amortization	(781,276)	-
Less: accumulated impairment charge	(406,571)	-
Less: foreign translation difference	(57,024)	-

Net book value	$159,434	$-

Amortization expenses for the three and nine months ended September 30, 2008 were $1,810 and $5,314.

As of September 30, 2008, the carrying value of the technical know-how was stated as zero. The Company recognized a full impairment charge in prior years for recoverability test.

NOTE 12 INVESTMENT IN AN UNCONSOLIDATED AFFILIATE

The Company has a 75% equity interest in Xi’an Bao Sai Medicine Co., Ltd (“Medicine”), which is registered as a limited liability company in the PRC. Medicine’s principal activity was the leasing business of the business license. Although the Company owns more than 50% of the equity, it does not control policy decisions in Medicine, therefore, the 75%-investment in Medicine is accounted for under the equity method. Prior to its acquisition, Medicine was a subsidiary of Bao Sai which was primarily engaged in the medicine wholesale and retailing businesses. However, the business did not perform well and was discontinued.

As of September 30, 2008, the investment in an unconsolidated affiliate is presented as follows:-

Investment in Medicine at the date of acquisition	$106,804
Amount due from Medicine	1,087,826
Share of accumulated losses in Medicine	(870,823)
Equity in net income of unconsolidated affiliate	10,180
Foreign translation difference	6,854

Net investment	$340,841

A summary of the operating results of Medicine for the nine months ended September 30, 2008 is described as below:

Revenue	$13,573
Net income	$13,573

The balance of $1,087,826 due from Medicine represented a temporary advance from the Company which was unsecured and interest-free with a fixed repayment term of 5 installments and is due in full, no later than 2012. As of September 30, 2008, the future installments to be received are as follows:

Periods ending December 31,	Approximately
2008	$3,455
2009	273,448
2010	273,448
2011	273,448
2012	264,027

Total:	$1,087,826

NOTE 13 NOTE PAYABLE

As of September 30, 2008, a balance of $437,630 represented a temporary advance from Shaanxi Zhai Hua Nuan Tong Zhileng Gongcheng Co., Ltd to the Company. Interest on this note is charged at 10.46% per annum, payable monthly, with principal and accrued interest due on December 20, 2008.

NOTE 14 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the followings:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Business tax payable	$18,527	$17,154
Salaries and welfare payable	100,122	1,292
Temporary advances	113,680	-
Accrued expenses	199,144	6,216
Other payable	107,901	35,013

	$539,374	$59,675

NOTE 15 INCOME TAXES

For the nine months ended September 30, 2008 and 2007, the local (“the United States”) and foreign components of income (loss) before income taxes and minority interest were comprised of the following:

	Nine months ended September 30,
	2008	2007

Local	$(21,000)	$(270,916)
Foreign	1,938,500	1,678,247

Income before income taxes and minority interest	$1,917,500	$1,407,331

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2008	2007
Current:
Local	$-	$-
Foreign	464,341	565,966

Deferred:
Local	-	-
Foreign	-	-

Provision for income taxes	$464,341	$565,966

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

As of September 30, 2008, the Company’s United States operations incurred $422,015 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2029. The Company has provided for a full valuation allowance of $143,485 for future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company generated substantially all of its net income from the operation of its subsidiaries in the PRC and is subject to the PRC tax law. The Company has recorded income tax expenses for the nine months ended September 30, 2008 and 2007.

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

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes and minority interest under the PRC tax jurisdiction for the periods ended September 30, 2008 and 2007 are as follows:

	Nine months ended September 30,
	2008	2007

Income before income taxes	$1,938,500	$1,678,247
Statutory income tax rate	25%	33%
Income tax expense at statutory tax rate	484,625	553,822

Expenses not deductible for the PRC income tax	3,947	12,144
Net operating loss carryforwards	(24,231)	-

Income tax expenses	$464,341	$565,966

Under the PRC tax jurisdiction, its effective income tax rate for the nine months ended September 30, 2008 and 2007 were 23.9% and 33.7%, respectively.

For the nine months ended September 30, 2008, Hua Long and Bao Sai were exempted from Corporate Income Tax due to cumulative tax losses.

Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax assets and liabilities as of September 30, 2008 were as follows:

Deferred tax assets:
- Net operating loss carryforwards	$948,655
Less: valuation allowance	(948,655)

Net deferred tax assets	$-

As of September 30, 2008, the Company had approximately an aggregate $3,642,693 of cumulative tax losses which can be carried forward to offset future taxable income. The deferred tax assets of the Company consisted mainly of tax losses and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 16 SEGMENT REPORTING

The Company’s business units have been aggregated into two reportable segments, as defined by SFAS No. 131:

●	Medical Business – joint operation of PET Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center in the PRC.

●	Extraction Business – extraction of raw materials to medicine ingredients and distribution of extracted ingredients for medicine manufacturing uses.

The Company operates these segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the periods ended September 30, 2008 and 2007. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

Summary of financial information concerning the Company’s reportable segments is shown in the following table for the three months ended September 30, 2008 and 2007:

	Three months ended September 30, 2008
	Medical Business	Extraction Business	Total

Operating revenues	$941,336	$87,011	$1,028,347
Cost of revenues	-	(79,471)	(79,471)

Gross profit	941,336	7,540	948,876
Depreciation and amortization	141,459	44,982	186,441
Net income	$504,846	$11,397	$516,243

Expenditure for long-lived assets	$2,005	$156	$2,161

	Three months ended September 30, 2007
	Medical Business	Extraction Business	Total

Operating revenues	$850,101	$-	$850,101
Depreciation and amortization	117,433	-	117,433
Net income	$370,568	$-	$370,568

Expenditure for long-lived assets	$279,579	$-	$279,579

Summary of financial information concerning the Company’s reportable segments is shown in the following table for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30, 2008
	Medical Business	Extraction Business	Total

Operating revenues	$2,517,325	$329,778	$2,847,103
Cost of revenues	-	(215,417)	(215,417)

Gross profit	2,517,325	114,361	2,631,686
Depreciation and amortization	411,481	131,784	543,265
Net income	$1,270,899	$110,230	$1,381,129

Expenditure for long-lived assets	$192,274	$14,956	$207,230

	Nine months ended September 30, 2007
	Medical Business	Extraction Business	Total

Operating revenues	$2,295,937	$-	$2,295,937
Depreciation and amortization	342,575	-	342,575
Net income	$784,962	$-	$784,962

Expenditure for long-lived assets	$283,100	$-	$283,100

NOTE 17 CONCENTRATIONS OF RISK

The Company is exposed to the followings concentrations of risk:

(a) Major customers

For both periods ended September 30, 2008 and September 30, 2007, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

For the three and nine months ended September 30, 2008, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of September 30, 2008, this customer accounted for $2,696,518 of the Company’s revenue (75%) for the nine months ended September 30, and $362,908 of accounts receivable.

For the three and nine months ended September 30, 2007, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of September 30, 2007, this customer accounted for both 100% of the Company’s revenues and accounts receivable, amounting to $2,295,937 of revenue for the nine months ended September 30, 2007 and $335,759 of accounts receivable.

(b) Major vendors

For the three and nine months ended September 30, 2008, two (2) vendors represented more than 10% of the Company’s purchases and accounts payable, respectively.

For the three and nine months ended September 30, 2007, no vendor represented more than 10% of the Company’s purchases and accounts payable, respectively.

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

NOTE 18 COMMITMENT AND CONTINGENCIES

The Company rented office space under non-cancelable operating lease agreements which run for a term of 1 to 2 years, due December 31, 2008 and June 19, 2009. Costs incurred under these operating leases are recorded as rental expense and totaled approximately $4,828 and $0 for the period ended September 30, 2008 and 2007. As of September 30, 2008, future minimum annual operating lease payments are as follows:

Years ending September 30:
2009	$2,454

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

Pursuant to the Supplemental Agreements, the Company agreed to pay an aggregate purchase price of RMB 15,873,030 yuan to Xi’an Bio-sep Biological Filler Engineering Technology Co., Ltd. for 46.67% of the Bao Sai stock (28 million shares) in two installments. The Company paid the first such installment of RMB 10 million yuan that was due on or before June 30, 2008 and the second such installment of RMB 5,872,920 yuan that was due on or before October 31, 2008. The Company will pay the other three shareholders an aggregate of RMB 17,040,832 yuan proportionately for their respective shares (collectively, 30,060,000 shares) on or before December 30, 2009. Upon the completion of the transaction, Bao Sai became a subsidiary of the Company.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

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

Revenues

We recorded revenues of $1,028,347 and $2,847,103 for the three and nine months ended September 30, 2008, respectively. New Century owns radiology and oncology equipment and provides it to Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”) in Shan Xi province, which is affiliated with the Fourth Military Medical University. New Century currently owns three different devices used for radiological imaging for the brain and body and cancer treatment. For the nine months ended September 30, 2008, the Center averaged approximately 188 cases per month as opposed to 204 cases per month in 2007. New Century receives a percentage of profits from the Center.

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

We recognize net revenues based on the total amount received from patients during the month, less the monthly operating costs incurred at the Centers. The revenues from services are recorded when services are received by the customers and the amounts realized, net of provisions for discounts, allowances and taxes which are recognized at the time the services are performed. Net revenues of $1,028,347 and $2,847,103 for the three and nine months ended September 30, 2008, respectively, represent an increase of $178,246 and $551,166 or 21% and 24%, respectively, as compared to net revenues from the same period ended September 30, 2007. Such increase was due primarily to the receipt of additional revenue from sales of Bao Sai’s products, which totaled $87,011 and $329,778 during the three and nine months ended September 30, 2008, respectively..

Net Income

Our net income was $516,243 and $1,381,129 for the three and nine months ended September 30, 2008, respectively, an increase of $145,675 and $596,167, or 39% and 76%, respectively, as compared to net income for the same period ended September 30, 2007. Such increase was due primarily to the increase in revenues covering the operating expenses in these periods.

We expect to be profitable during fiscal year 2008 through the implementation of our marketing strategies. However, we cannot be certain that we will be able to successfully implement our marketing strategies and there can be no assurance for the achievement and any revenue growth will take place in the future.

Expenses

Operating expenses for the three and nine months ended September 30, 2008 were $392,947 and $1,292,125 respectively, as compared to operating expenses of $217,025 and $815,130 for the same period ended September 30, 2007. Increases of $175,922 and $476,995 of operating expenses during the three and nine months ended September 30, 2008 or 81% and 58.5%, respectively, were due primarily to the increase of our business scope and scale.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $1,035,191 for nine months ended September 30, 2008, compared to cash flows of $2,369,248 from operating activities for the same period ended September 30, 2007. Positive cash flows from operations for the nine months ended September 30, 2008 were due primarily to the net income of $1,381,129, the increase in the non-cash depreciation expenses to $543,265, the increase in prepayments to $188,124, and the decrease by $46,794 in income tax payable. The negative cash flow was also attributable to the decrease in the accounts receivable of $291,075, the decrease in the accounts payable of $802,990, and the increase in the other payables of $7,809.

Cash flows provided by investment activities were $519,271 for the nine months ended September 30, 2008 were due primarily to the proceeds from the repayment of a note receivable of $1,414,516, a partial payment in relation to the Bao Sai acquisition, net of cash acquired of $864,709 and the purchase of property and equipment of $207,230 during this period.

At present, the revenue of GFRP includes revenues derived from the business of New Century and the revenue of product sales of Bao Sai. The revenue of New Century were primarily used to make the purchase price payment for Bao Sai , and all additional funds are primarily used as working capital. Within the next two years Bao Sai intends to obtain third party financing for the production and distribution of Separation Media and Industrial Preparative Chromatographic System of Bao Sai. Neither the Company nor Bai Sai has any definitive arrangements for such financing as of yet.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

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

GFR PHARMACEUTICALS, INC.

DATE: November 18, 2008	By	/s/ Zhao Yan Ding
Zhao Yan Ding, Chief Executive Officer

