Form 10-K
period 2008-12-31
GFR PHARMACEUTICALS INC
filed 2009-04-30
CIK 1096294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the fiscal year ended December 31, 2008
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

Securities Registered Pursuant to Section 12(b) of the Exchange Act: NONE

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $.001 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates (26,079,940 shares)  was approximately $3,911,991, based an the average closing bid and ask price of $0.47 for the Common Stock on April 6, 2009.

As of April 6, 2009, there were 42,079,940 shares of common stock outstanding.

Documents incorporated by reference: NONE

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussion under “Description of Business,” including the “Risk Factors” described in that section, and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-k. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-k that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

TABLE OF CONTENTS

PART I

Item 1. Business

History

We were incorporated under the laws of the State of Nevada on December 18, 1996 under the name Laredo Investment Corp.  (“Laredo”).

On January 21, 2000, Laredo entered into an acquisition agreement with GFR Pharma, Ltd. (“Pharma”) (formerly GFR Nutritionals, Ltd.), a British Columbia corporation.  . The transaction was recorded as a reverse acquisition. In June 1998 Pharma changed its name to GFR Nutritionals Ltd.. Business operations began in October 1998 after acquiring manufacturing equipment and arranging to manufacture nutritional supplements under a private label contract.

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

On April 5, 2004, GFR Nutritionals Ltd. and R&L Health Inc changed their names to GFR Pharma Ltd. and GFR Health Inc., respectively.  On August 9, 2004, Laredo Investment Corp. changed its name to GFR Pharmaceuticals, Inc. (“GFR”).

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

Pursuant to the Hua Long Agreement, we paid Hua Long Shareholders approximately $187,500 in cash to acquire 100% interest in the shares of registered capital of Hua Long. Hua Long acts as the holding company of New Century. The acquisition of Hua Long allowed us to complete the legal processing regarding the share exchange with New Century in China. Upon completion of the acquisition, we owned 100% interest of Hua Long and 95% interest of New Century through Hua Long. Consolidated financial statements are filed in this annual report for the year ended December 31, 2008.

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

Recent Developments

On January 1, 2008, New Century entered into a stock purchase agreement with the holders of all 60,000,000 shares of the capital stock of Xi’an Jiaoda Bao Sai Bio-technology Co., Ltd (“Bao Sai”) to acquire 58,060,000 shares of its capital stock of Bao Sai, or 96.77% of its capital stock.  The purchase price for Bao Sai will equal 96.77%  of Bao Sai’s stockholders’ equity based on Bao Sai’s audited financial statements for the fiscal year ended December 31, 2008 prepared in accordance with Generally Accepted Accounting Principals.

On May 14, 2008, the Company completed the acquisition of Bao Sai for a consideration of $4,500,211 (approximately RMB33,000,000) for 96.77% of its equity interest in Bao Sai, based on the aggregate net book value of total assets and liabilities of Bao Sai as of December 31, 2007. The closing date was January 1, 2008. Upon the completion of the transaction, Bao Sai became a subsidiary of the Company.  Prior to the closing of the transaction, the Company and Bao Sai were under common control and the principal owners of Bao Sai were affiliated with the Company.

Payment of the purchase price, is in two cash installments commencing in 2008, first to Xi’an Bio-sep Biological Filling Engineering Technology Company, Ltd., the owner of 28 million shares, or 46.67% of Bao Sai, and the balance in 2009 to the other three selling stockholders, in amounts equal to their respective percentage of share ownership of Bao Sai.

Bao Sai is engaged in research, development, manufacture and sale of biological separation medium products, which is technological know-how and devices engineered to separate and purify biological products and medicines.  Separation medium products are used in the production of antibiotics, genetic recombinant medicine, bacterin production, the gene chip, diagnostic reagents and other biochemical products.  Bao Sai’s principal office and manufacturing facility is located at 99 Yan Xiang Road, Biosep Building, Xi An, Shaan Xi Province, P. R. China.  Bao Sai has approximately 40 employees.

Mr. Wang Li-An, one of the Company’s directors, is also a director of Bao Sai.  Xi’an Bio-sep Biological Filling Engineerings Technology Company, Ltd., which holds 46.67% of Bao Sai’s common stock, is controlled by Mr. Guo Li An, who owns 38.03% of the Company.   Mr. Guo Li Zheng, who is Guo Li An’s brother, owns   15.5% of the Bao Sai common stock and no shares of the Company.  Mr. Guo Li Zheng will be selling 12.27% of Bao Sai and retaining 3.23%. Additionally, Mr. Zhao Yan Ding and Ms. Zhong Ya Li, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, were officers of Bao Sai through the date of the acquisition agreement.

Overview of Business

GFR Pharmaceuticals, Inc. is a holding company with two business segments.  The Company is involved in a Cancer Diagnosis and Treatment Center, which is a joint  operation of PET Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center in the PRC. The Company also operates a biological extraction business that extracts raw materials to medicine ingredients and distributes the extracted ingredients for medicine manufacturing uses.

The Company owns 100% of Hua Long’s outstanding common stock. Hua Long is approved in China to, among other things, engage in industrial chromatography to separate and purify chemical components for further use in agricultural and biotechnology products and in medicines, as well as for the research, development, manufacture and sale of biological separation medium products. However, Hua Long currently has no operating business and serves as a holding company for the operating subsidiary, New Century. Hua Long owns 95% of the outstanding stock of New Century.

Cancer Diagnosis and Treatment Center

New Century owns radiology and oncology equipment and provides it to Tangdu Hospital in Shan Xi province, which is affiliated with the Fourth Military Medical University. New Century currently owns three different devices used for radiological imaging for the brain and body and cancer treatment. The Company’s medical equipment is used in Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”).

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

Pursuant to the Tangdu Agreement, New Century has the power to appoint the Director of the Gamma Knife Center. Upon the termination of the Tangdu Agreement, the Tangdu Hospital has an option to purchase the equipment for fifty percent of its residual value.

As of December 2008, New Century owned three different devices used in the medical centers, and the profit sharing percentage to New Century was 80%. The cases processed in Tangdu Gamma Knife Therapeutithec Center (the “Center”), averaged   218  cases per month in 2008, 204 cases per month in 2007, and 137 cases in 2006.  For the year ended December 31, 2008, the Center accounted for $3,655,036, or 94%, of the Company’s revenues.

Tangdu Hospital is located in Xi’an a city of over 8-million people and is the capital of Shan Xi province.. With our competitive facilities, services, and reputation of Tangdu Hospital in Northwest China including Shan Xi province and four other adjacent provinces, our medical center business has a good potential to grow. To grasp this market opportunity, New Century intends to expand the operation by investing in an additional tumor therapy center or hospital and a modernized tumor institute.

Biological Separation Medium Product and Pharmaceutical Business

In 2008, New Century acquired 96.77% equity in Jiaoda Bao Sai Bio-technology Co Ltd. (“Bao Sai”). Bao Sai is engaged in research, development, manufacture and distribution of biological separation medium products which are used to recover and purify biosynthetic products, particularly pharmaceuticals, from natural sources such as animal or plant tissue or fermentation broth, including the recycling of salvageable components and the proper treatment and disposal of waste. Biological separation medium products are integral to the production of pharmaceuticals such as antibiotics, hormones (e.g. insulin and human growth hormone), antibodies, and vaccines; antibodies and enzymes used in diagnostics; industrial enzymes; and natural fragrance and flavor compounds.

 The operations of Bao Sai are in the development stage and most of its efforts are focused on the research and development of new pharmaceutical and agricultural medium products, and the networking and advertisement to market these products in the future.  In 2008, Bao Sai spent approximately $690,991 in research and development of new biological separation medium products and new medicine. Most of the money was used to fund local medical institutions in the development of new products. Pursuant to this effort, Bao Sai entered into a Research and Development Cooperation Contract with XiAn Jiao Tong University R&D Center for Natural Chinese Medicine and Engineering (“the University”) in 2005.  According to the Cooperation Contract, Bao Sai provides funds in the research on the use of biological separation technology in the development of Xin Kang Ping medicine to treat heart diseases. The University  performs all the laboratory work related to the general research project and toxic tests as the prerequisites of the clinical trial process for the  application of a new medicine. The University presents the research result to Bao Sai, and Bao Sai has all the right to the project report and possible patent right as a result of the project. This contract expired on August 25, 2008 and was not renewed. However, we have been able to continue the pharmacodynamics test and toxicology test as the prerequisite to the commencement of clinical trials for the development of Xin Kang Ping medicine. At present, these two tests are close to successful completion, and we are in the process of applying for the clinical trial process with the State Food and Drug Administration of China ( “SFDA”). Upon the approval by SFDA, we will start clinical trials for Xin Kang Ping. Less time is generally required in China than in the United States to complete the clinical trials for a new medicine, and the cost of clinical trials in China is also generally lower than those held in the US. We therefore expect that we can complete the clinical trials sooner than would be the case  in the United States and at lower cost. Should the tests be successful and we obtain the approval of SFDA for the new medicine, we expect this new pharmaceutical product will be marketed in the PRC.

In 2008, Bao Sai’s operations consisted of research and development of new products. We have not yet developed a distribution system for any products that may be developed. We plan to commercialize new products in 2009 should development be completed.

Employees

We are divided into five departments, including administration, marketing, facility management, network and finance. We currently have 72 full-time employees, with 32 in New Century and 40 in Bao Sai.  We believe that our relations with our employees are good.

Item 1A.  Risk Factors.

You should consider each of the following risk factors and any other information set forth in this Form 10-K and our other reports that we have filed with the Securities and Exchange Commission ("SEC"), including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company's operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, our business and financial condition, results or prospects could be harmed.

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

Tangdu Hospital accounts for over 90% of our revenues and all our gross profit.  In 2008, our extraction business operated at a significant loss. In the event we lose Tangdu Hospital or the business suffers adverse development,  our financial condition will be materially and adversely affected.

Bao Sai’s efforts to develop and commercialize medical products may fail.

Bao Sai is attempting to develop new pharmaceutical and agricultural medium products, and to then market any products that are successfully developed.  There can be no assurance that the clinical trials will be successful, that the necessary government approvals will be obtained or that the products, if any, can be successfully marketed or that Bao Sai will have sufficient resources to complete the development and commercialization of any products.

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

Item 1B. Unresolved Staff Comments
Not Applicable.

Item 2. Properties

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

Market for Common Stock

Our Common Stock is quoted on the OTC Electronic Bulletin Board, a service maintained by The NASDAQ Stock Market, Inc., under the symbol “GFRP.OB”. Trading in our Common Stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and do not necessarily reflect actual transactions. Set forth below is the range high and low bid information for our Common Stock for each quarter of the years ended December 31, 2008 and 2007.

	High	Low
2008
Quarter Ended March 31, 2008	$0.34	$0.20
Quarter Ended June 30, 2008	$0.25	0.09
Quarter Ended September 30, 2008	$0.40	0.04
Quarter Ended December 31, 2008	$0.05	0.03

2007
Quarter Ended March 31, 2007	$0.49	$0.49
Quarter Ended June 30, 2007	$0.31	0.31
Quarter Ended September 30, 2007	$0.60	0.60
Quarter Ended December 31, 2007	$0.34	0.34

On April 4, 2009, the closing price of our Common Stock was $.46 per share.

As of April 4, 2009 there were approximately 3,764 stockholders of record of our Common Stock. Our registrar and transfer agent is Guardian Registrar & Transfer, 7951 South West 6th Street, Suite 216, Plantation, FL 33324.  Recently our Board of Directors decided to change our transfer agent to Securities Transfer Corporation located at 2591 Dallas Parkway Suite 102, Frisco Texas 75034. Their telephone number is (469) 633-0101.

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

Securities Authorized for Issuance under Equity Compensation Plans.

The Board of Directors has authorized and GFRP has established the 2002 Incentive and Non-qualified Stock Option Plan (the “Plan”) under which GFRP may grant to employees, officers, directors, attorneys, consultants or other advisers of the Company or affiliated companies up to 10,000,000 shares of GFRP’s common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of December 31, 2008, no options or shares have been granted under the Plan.  A copy of the Plan is filed as an exhibit to our Form S-8 filed with the Commission in June 19, 2002.

Item 6.  Selected Financial Information
Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of  Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and related notes thereto and other financial information included in this Annual Report on Form 10-KSB. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking.

Results of Operations

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

New Century’s strategic purchase of Bao Sai will provides us with key technology in the biotech purification field and an experienced R&D team.  We feel that the acquisition will put us in a strong position for increasing our market share and revenue in 2009. The acquisition increased the number or our full time employees by about 50. The Bao Sai employees are primarily in sales, research and development and administrative areas.

The Company believes that it has strong prospects of increasing our market share and revenues because our diagnostic imaging and radiation oncology treatments and equipment are all covered by the Chinese national medical insurance system. Additionally, the acquisition of Bao Sai provides us with vital technology and experience in the field of chromatography. We experience little, if any, seasonality in our business.

The Company is focused on strengthening its market share and improving its business performance. We have no plans to purchase or sell any plants or equipment.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net revenue increased from $3,201,088 for the year ended December 31, 2007 to $3,677,072 for the year ended December 31, 2008, an increase of 14.9%. Such an increase was principally the result of increased cases processed in the Tangdu Center commonly operated by New Century operation (averaging 218 cases per month in 2008, compared to 204 cases per month in 2007 ).  The operations of Bao Sai, the newly acquired business, are still in the development stage of development of new pharmaceutical products. We expect that as soon as we complete the government approval process for the new products, we will be able to find another means to increase our revenues.

Our operating expenses incurred a substantial increase from 2007 ($633,110) to 2008 ($5,714,256) .  The increase is partly  attributable to the increase of general and administrative expenses in the amount of 1,888,182 for the year ended December 31, 2008, compared to $633,110 for the year ended December 31, 2007. Such an increase was attributed to our newly acquisition of Bao Sai business in January, 2008. We also incurred the allowance for doubtful accounts  in the amount of $3,826,074 for the year ended December 31, 2008.  We evaluate the need of an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible, including $515,026 from our trade accounts receivables, $1,097,358 from the notes receivables and $1,122,650 from other receivable. However, we will continue our efforts to collect these amounts in 2009.  As of December 31, 2007, the Company has determined that no allowance for doubtful accounts is required.

Despite of the increase of our revenues in 2008 we still incurred a net loss of $3,041,287 (($.07) per share) due to the substantial increase of our operation expenses , compared to the net income of $1,170,014 ($.03 per share) for the year ended December 31, 2007.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During 2008, the effect of converting our financial results to Dollars was to add $75,898 to our other comprehensive income.

Liquidity and Capital Resources

Working capital decreased from $412,210 at December 31, 2007 to $（3,672,650）at December 31, 2008, and stockholder’s equity decreased from $6,006,921 to $3,145,525 for the same periods. The primary reason for the decrease in working capital in 2008 was the substantial increase of our debts to our related parties. In connection with our acquisition of Bao Sai on January 1, 2008, we incurred a payment obligation in the amount of $4,500,211 payable to the former owners.  As of December 31, 2008, we still have a note payable in the amount of $2,493,318 due on December 31, 2009. In addition, our principal shareholder, Mr. Lian Guo contributed a loan to fund our operations. As of December 31, 2008,  the balance of the loan was $1,951,203 which was unsecured, interest-free and repayable on demand. Also included in the current liability as of December 31, 2008 a note payable to Shanxi Ze Hua Nuan Tong Zhileng Gongcheng co., Ltd, secured by our building with the value of $ 1,753,706. Interest on this note is 10.46% per annum, payable monthly, with the total amount due on December 20, 2008. This note was paid in February 2009, and the property was released accordingly.

We also advanced to Xi’an Bao Sai Medicine Co., Ltd (“Medicine”) a loan in the principal amount of $1,111,828 which was unsecured and interest-free. The loan is repayable in four installments with the total amount due no later than 2012.  We have a 75% equity interest in Medicine.

We have two business segments – the Cancer Diagnosis and Treatment Center at Tangdu Hospital and the  biological extraction business that extracts raw materials to medicine ingredients and distributes the extracted ingredients for medicine manufacturing uses.  We are dependent on the continued success of the operations at the cancer diagnostic and treatment business to continue our operations. In 2008, the cancer treatment business accounted for $3,454,009 (94%) of our revenue and generated $1,577,548 of net income.  The extraction business accounted for $223,063 of revenue but lost $4,690,784 in 2008.

In addition, allowance for doubtful accounts receivable was $515,026 as of December 31, 2008 with total accounts receivable totaling $1,174,355, compared to no such allowance as of December 31, 2007. The inability to collect more outstanding receivables can aversely affect our operations.  Tangdu Hospital accounted for all of the revenues  from the cancer diagnosis and treatment center and $360,043 of accounts receivable as of December 31, 2008.

Based on the financial resources available, management believes the Company’s ability to continue as a going concern depends upon its ability to maintain profitable operations in its medical business and to obtain additional financing or  refinancing as may be required. The Company has generated positive cash inflows from operating activities during the years of 2007 and 2008. The Company will devote more resources on marketing in order to increase the market share and improve the operating performance. Management believes the Company will generate sufficient cash flow and either obtain additional financing or refinancing to meet its obligations on a timely basis for the foreseeable future.

Liquidity Analysis

	December 31, 2008	December 31, 2007
Working Capital	$(3,672,850)	$412,210)
Stockholders’ Equity	$3,145,525	$6,006,921
Total Liabilities	$6,202,281	$274,245

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2008, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2008.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.

Item 8.   Financial Statements
The information required by Item 8 appears after the signature page to this report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 Not Applicable

Item 9A. Controls and Procedures

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management has reviewed its internal controls and has determined that the internal controls were not sufficient to prepare the financial statements in accordance with GAAP, and the required provision for bad debt had not been brought to the attention of management on a timely basis.  Management is taking steps to improve its internal controls.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

Item 9B. Other Information

Not Applicable. There was no information required to be filed on Form 8-k during the fourth quarter of the Company's fiscal year ended December 31, 2008 and not reported.

PART III

Item 10.  Directors and Executive Officers of the Registrant and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers, the positions and offices held with us, and the period during which each served in such positions and offices. Each director and executive officer serves for a term of one (1) year and until his successor is duly elected and qualified. . Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal

DIRECTORS AND OFFICERS

Name	Age	Position	Period In Office

Zhao Yan Ding	35	Chief Executive Officer &	January 2008 - Present
		Director

Zhong Ya Li	29	Chief Financial Officer &	January 2008 - Present
		Director

Wang Li An	45	Director	September 2006 - Present

The following is a summary of the business experience and other biographical information with respect to each of the Company’s officers and directors listed in the above-referenced table.

Zhao Yan Ding – Chief Executive Officer and Director

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

Zhong Ya Li – Chief Financial Officer and Director

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

Board Committees

Our board of directors is currently composed of three directors: Mr. Zhao Yan Ding, Mr. Zhong Ya Li, and Mr. Wang Li An. All board action requires the approval of a majority of directors in attendance at a meeting at which a quorum is present.  We currently do not have standing audit, nominating or compensation committees.  Our entire board of directors handles the functions that would otherwise be handled by each of the committees.

Audit Committee Financial Expert

We do not have a separately designated standing audit committee. The entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an “audit committee financial expert” serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission’s definition of “audit committee financial expert” and concluded that Zhong Ya Li qualifies as such an expert. Presently, there are three directors serving on our Board, Each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Involvement in Certain Legal Proceedings

No event listed in Sub-paragraphs of Subparagraph (f) of Item 401 of Regulation S-K, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-k, any failure to comply therewith during the fiscal year ended December 2008. We believe that all of the officers and directors satisfied the filing requirements of Section 16(a) in 2008.

 Item 11. Executive Compensation

Compensation Philosophy

Our board of directors have historically determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, and contributions made by the officers’ to our success.  Each of the named officers will be measured by a series of performance criteria by the board of directors, on a yearly basis.  Such criteria will be based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

Our board of directors have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers.  As our executive leadership and board of directors grow, our board of directors may decide to form a compensation committee charged with the oversight of executive compensation plans, policies and programs.

We provide our executive officers solely with a base salary to compensate them for services rendered during the year.  Our policy of compensating our executives with a cash salary has served us well.  To date, we have not believed it necessary to provide our executives discretionary bonuses, equity incentives, or other benefits in order for us to continue to be successful.  However, as the Company grows and the operations become more complex, the Board of Directors may deem it in the best interest of the Company to provide such additional compensation to existing executives and in order to attract new executives.

Summary Compensation Table

The following table sets forth compensation earned by the executive officers during the three years preceding December 31, 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhao Yan Ding	2008	4753	-	-	-	-	-	-	-
Chief Executive	2007	4445	-	-	-	-	-	-	-
Officer	2006	4232	-	-	-	-	-	-	-

Zhong Ya Li,	2008	3734	-	-	-	-	-	-	-
Chief Financial	2007	3492	-	-	-	-	-	-	-
Officer	2006	3323	-	-	-	-	-	-	-

Jie Su, former	2008	15,867
Director, former	2007	15,000
CEO & former	2006	15,000
President

Zhi Dong Wang,	2008	4244
former director,	2007	3698
former CFO &	2006	3778
former VP

Stock Option Plan

The Company has established the 2002 Incentive and Non-qualified Stock Option Plan (“the Plan”) under which we may grant to employees, officers, directors, attorneys, consultants or other advisers of the Company or affiliated companies up to 10,000,000 shares of common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of December 31, 2008 and 2007, no options or shares have been granted under the Plan.

Compensation of Independent Directors

None.  No compensation had been paid to any director solely in connection with their role as a director.

Employment Agreements

There are no written employment agreements with any of the Company's officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 7, 2009 (i) each person known to us to be the beneficial owner of more than 5% of its Common Stock, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. As of April 7, 2009,

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

(3) Percentage ownership for a given individual or group is calculated on the basis of (i) the amount of outstanding shares owned as of April 7, 2009 plus, (ii) the number of shares that such individual or group has the right to acquire within sixty (60) days pursuant to options, warrants, conversion privileges or other rights.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships

On January 1, 2008, New Century entered into a stock purchase agreement with the holders of all 60,000,000 shares of the capital stock of Xi’an Jiaoda Bao Sai Bio-technology Co., Ltd (“Bao Sai”) to acquire 58,060,000 shares of its capital stock of Bao Sai, or 96.77% of its capital stock.  In connection with our acquisition of Bao Sai operation on January 1, 2008, we incurred a payment obligation in the amount of $4,500,211 payable to the former owners, including Xi’an Bio-sep Biological Filling Engineering Technology Company, Ltd. (“Xi’an Bio-sep”) the former owner of 46.67%. Our CEO, Mr. Wang Li-An, was the director of Xi’an Bio-sep; and our Chief Executive Officer was and Chief Financial Officer, Mr. Zhao Yan Ding and Ms. Zhong Ya Li,were also officers of Bao Sai prior to the date of acquisition. Payment of the purchase price is to be made in two cash installments commencing in 2008, first to Xi’an Bio-sep, the owner of 28 million shares, or 46.67% of Bao Sai, and the balance in 2009 to the other three selling stockholders, in amounts equal to their respective percentage of share ownership of Bao Sai.

The purchase price is payable as follows. For the year ended December 31, 2008, the Company made a payment of purchase price consideration totaling $2,322,436. As of December 31, 2008, we still have note payable in the amount of $2,493,318 due on December 31, 2009. The portion of the purchase price payable to related parties is:

X’ian Bio-sep Biological Filler Engineering Technology Co., Ltd. (a)	$2,170,350
Wang Zhidong (b)	1,143,073
Guo Lizheng (c)	570,606

$3,884,029

The Company rents an office from Bao Sai for a term of one year, commencing January 1, 2008 and ending December 31, 2008, at an annual rent of $3,534. Mr. Guo Li An, who owns 38.03% of the Company, beneficially owns 46.67% of Bao Sai. This lease was not renewed.

In addition, our shareholder, Mr. Lian Guo contributed a loan to fund our operations. As of December 31, 2008, the balance of the loan was $1,951,203 which was unsecured, interest-free and repayable on demand.

We also advanced to our affiliate Medicine a loan in the principal amount of $1,111,828 which was unsecured and interest-free with a fixed repayment term of 4 installments with the total amount due no later than 2012. We own 75% equity interest in Medicine. We expect to collect this amount according to the schedule agreed.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of FINRA.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

Change of Name

Our auditor, Yu and Associates CPA corporation changed its name to AGCA, Inc. and issued its report under its now name.

Audit Fees

AGCA, Inc billed $ 38,000 to the Company for professional services rendered for the audit of fiscal 2008 financial statements; and our former independent accountants, ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited) billed $ 0   to the Company for the review of the financial statements included in fiscal 2008 10-QSB filings.  ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited) billed $ 29,000 to the Company for professional services rendered for the audit of fiscal 2007 financial statements.

Audit-Related Fees

The former independent accountants, ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited) and current independent accountants AGCA, Inc billed $0 to the Company during 2008 for assurance and related services that are reasonably related to the performance of the 2008 audit or review of the quarterly financial statements.

Tax Fees

The former and current independent accountants billed $2,000 to the Company during 2008 for professional services rendered for tax compliance, tax advice and tax planning.  ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited) billed $3,000 to the Company during 2007 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

The former independent accountants, ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited) and current accounts AGCA, Inc billed $0 to the Company in 2008 and in 2007 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by either the former independent accountants, ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited) or current independent accountants AGCA, Inc.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Exhibits.
Exhibit Number	Description

2.1	Purchase Agreement for Bao Sai, dated January 1, 2008 (1)

3.1	Articles of Incorporation as Amended (2)

3.2	Bylaws(2)

4.1	See Exhibits 3.1 and 3.2 for the provisions of our Articles of Incorporation and Bylaws that define the rights of holders of our Common Stock

4.2	Specimen of Common Stock Certificate (3)

4.3	2002 Non-Qualified Stock Incentive Plan(4)

10.1	Cooperation Agreement with Tangdu Hospital, as last amended on February 2, 2006 (English & Chinese versions)

10.2	Bao Sai Purchase Agreement, dated January 1, 2008

16.1	Letter on Change in Certifying Accountant (5)

17.1	Plan of Exchange and Letter of Intent (6)

14.1	Code of Ethics (7)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Zhao Yan Ding, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Zhong Ya Li, Chief Financial Officer

32.1	Section 1350 Certifications of Zhao Yan Ding, Chief Executive Officer

32.2	Section 1350 Certifications of Zhong Ya Li, Chief Financial Officer

(1)	Filed as an Exhibit to our Form 8-K filed with the Commission on March 23, 2008

(2)	Filed as an Exhibit to our Form 10-SB12G, as filed with the Commission on November 5, 1999.

(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-k, as filed with the Commission on April 21, 2006.

(4)	Filed as Exhibit 4.1 to our Form S-8 filed June 19, 2002

(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Commission on February 2, 2007

(6)	Contained in Form 8-K, as filed with the Commission on July 3, 2006.

(7)	Filed as an Exhibit to our Form 10-k filed with the commission April 13, 2007

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April  29 , 2009

GFR PHARMACEUTICALS, INC.

By:	/s/ Zhao Yan Ding
Zhao Yan Ding, Chief Executive Officer

By:	/s/ Zhong Ya Li
Zhong Ya Li, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Zhao Yan Ding	Director	April 29 , 2009
Zhao Yan Ding

/s/ Zhang Ya Li	Director	April 29 , 2009
Zhong Ya Li

/s/ Wang Li-An	Director	April 29 , 2009
Wang Li-An

GFR PHARMACEUTICALS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFR Pharmaceuticals, Inc.
Xi’an
China

We have audited the accompanying consolidated balance sheet of GFR Pharmaceuticals, Inc. and subsidiaries as of December 31, 2008 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended.  GFR Pharmaceuticals, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.  The Consolidated financial statements of GFR Pharmaceuticals, Inc. and subsidiaries for the year ended December 31, 2007 were audited by other auditors whose report dated April 7, 2008 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Member:	Registered:
American Institute of Certified Public Accountants	Public Company Accounting Oversight Board
California Society of Certified Public Accountants

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GFR Pharmaceuticals ,Inc. and subsidiaries as of December 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, as discussed in Note 2 to the consolidated financial statements.  Management’s plans regarding those matters are also described in the said note.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

As disclosed in note 4, the Company acquired 96.77% of Xi’an Jiaoda Bao Sai Bio-Technology Co., Ltd. for $4,500,211 from mostly related parties.  $3,884,029 of the consideration was paid or payable to the related parties.

Arcadia, California
April 3, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
GFR Pharmaceuticals Inc

We have audited the accompanying consolidated balance sheets of GFR Pharmaceuticals Inc and its subsidiaries (“the Company”) as of December 31, 2007 and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the year ended December 31, 2007. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of operations and cash flows for the year ended December 31, 2007 and in conformity with accounting principles generally accepted in the United States of America.

/s/ Zhong Yi (Hong Kong) C.P.A. Company Limited

Zhong Yi (Hong Kong) C.P.A. Company Limited
Certified Public Accountants
April 7, 2008

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$552,398	$9,951
Trade accounts receivable, net of allowance of $515,026	659,329	343,087
Note receivable, net of allowance of $1,097,538	-	-
Inventories, net of allowance of $367,390	282,307	-
Prepayments and other receivables	243,242	314,185
Other receivable, net of allowance of $1,122,650	-	-
Amount due from unconsolidated affiliate, net of allowance of $1,111,828	-	-
Amount due from related party	-	28,232
Operating lease prepaid - current portion	7,255	-

Total current assets	1,744,531	695,455

Non-current assets:
Property, plant and equipment, net	6,862,609	5,585,711
Intangible asset, net	-	-
Operating lease prepaid – non-current portion	150,844	-
Long term prepayment	589,822	-

TOTAL ASSETS	$9,347,806	$6,281,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Amount due to related party	$1,951,203	$-
Note payable, related parties	2,493,318	-
Trade accounts payable	124,700	-
Note payable	219,472	-
Tax payable	171,847	214,570
Other payables and accrued liabilities	456,641	59,675
Total current liabilities	5,417,181	274,245

Loss in excess of investment in unconsolidated affiliate	785,100	-

Total liabilities	6,202,281	274,245

Stockholders’ equity:

Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 shares issued and outstanding as of December 31, 2008 and 2007	42,080	42,080
Additional paid-in capital	3,712,120	3,712,120
Accumulated other comprehensive income	210,695	134,797
Statutory reserve	423,760	236,818
Non-controlling interest	432,598	328,605
Retained earnings (accumulated deficit)	(1,675,728)	1,552,501

Total stockholders’ equity	3,145,525	6,006,921

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,347,806	$6,281,166

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	2008	2007
REVENUE, NET
Service revenue	$3,454,009	$3,201,088
Product sales	223,063	-

Total revenue, net	3,677,072	3,201,088

COST OF REVENUE (exclusive of depreciation)
Depreciation and amortization	660,743	460,850
Cost of products	268,278	-

GROSS PROFIT	2,748,051	2,740,238

OPERATING EXPENSES:
Allowance for doubtful accounts	3,826,074	-
General and administrative	1,888,182	633,110
Total operating expenses	5,714,256	633,110

(LOSS) INCOME FROM OPERATIONS	(2,966,205)	2,107,128

OTHER INCOME (EXPENSE):
Interest income	47,263	273
Rental income	556,098	-
Interest expense	(121,433)	(78,370)
Other expenses	(212)	-
Total other income (expense)	481,716	(78,097)

(LOSS) INCOME BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(2,484,489)	2,029,031

Income tax expenses	(628,747)	(780,300)

(LOSS) INCOME AFTER INCOME TAXES	$(3,113,236)	$1,248,731

Non-controlling interest	71,949	(78,717)

NET (LOSS) INCOME	(3,041,287)	1,170,014

Other comprehensive income:
- Foreign currency translation gain	75,898	45,219

TOTAL COMPREHENSIVE (LOSS) INCOME	$(2,965,389)	$1,215,233

Net (loss) income per share - Basic and diluted	$(0.07)	$0.03

Weighted average number of shares outstanding during the year - Basic and diluted	42,079,940	42,007,718

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(3,041,287)	$1,170,014

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	660,743	460,850
Allowance for doubtful accounts	3,826,074	-
Stock issued for service rendered, non-cash	-	300,000
Non-controlling interest	(71,949)	78,717
Change in operating assets and liabilities:
Trade accounts receivable, net	(248,866)	156,401
Other receivable	175,958	-
Inventories	(5,628)	-
Prepayments and deposits	173,997	(110,981)
Operating lease prepaid	7,017	-
Trade accounts payable	(795,258)	-
Income tax payable	(34,459)	195,452
Other payables and accrued liabilities	(92,355)	(96,517)

Net cash provided by operating activities	553,987	2,153,936

Cash flows from investing activities:
Acquisition of a subsidiary, net of cash acquired	(1,687,382)	-
Repayment from an unconsolidated affiliate	188,507	-
Proceeds of disposal of property, plant and equipment	1,400,857	-
Purchase of property, plant and equipment	(39,829)	(281,425)

Net cash used in investing activities	(137,847)	(281,425)

Cash flows from financing activities:
Advances to related companies	(304,983)	-
Repayment of notes payable	(212,251)	-
Repayment of short-term bank loan	-	(1,322,227)
Repayment from stockholders	686,901	-
Repayment to stockholders	(63,283)	(606,937)

Net cash provided by (used in) financing activities	106,384	(1,929,164)

Foreign currency translation adjustment	19,923	2,061

NET CHANGE IN CASH AND CASH EQUIVALENTS	542,447	(54,592)

CASH AND BANK BALANCE, BEGINNING OF YEAR	9,951	64,543

CASH AND BANK BALANCE, END OF YEAR	$552,398	$9,951

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$681,927	$584,848
Cash paid for interest expenses	$44,538	$-

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock
	No. of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings (accumulated deficit)	Non-controlling interest	Total Stockholders’ equity

Balance as of January 1, 2007	41,079,940	$41,080	$3,413,120	$89,578	$77,579	$541,726	$221,163	$4,384,246

Shares issued to complete reverse acquisition	1,000,000	1,000	299,000	-	-	-	-	300,000

Foreign currency translation adjustment	-	-	-	45,219	-	-	-	45,219

Net income for the year	-	-	-	-	-	1,170,014	-	1,170,014

Transfer from retained earnings to statutory reserve	-	-	-	-	159,239	(159,239)	-	-

Non-controlling interest	-	-	-	-	-	-	107,442	107,442

Balance as of January 1, 2008	42,079,940	$42,080	$3,712,120	$134,797	$236,818	$1,552,501	$328,605	$6,006,921

Foreign currency translation adjustment	-	-	-	75,898	-	-	-	75,898

Net loss for the year	-	-	-	-	-	(3,041,287)	-	(3,041,287)

Transfer from retained earnings to statutory reserve	-	-	-	-	186,942	(186,942)	-	-

Non-controlling interest	-	-	-	-	-	-	103,993	103,993

Balance as of December 31, 2008	42,079,940	$42,080	$3,712,120	$210,695	$423,760	$(1,675,728)	$432,598	$3,145,525

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Xi'an Hua Long Yu Tian Scientific and Technological Industry Co., Ltd. (“Hua Long”) is a wholly-owned subsidiary of the Company, which was incorporated as a limited liability company in the PRC on December 23, 1999. Its principal activity is an investment holding of 95% equity interest in New Century Scientific Investment Ltd. (“New Century”).

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

On May 14, 2008, the Company completed the acquisition of Xi’an Jiaoda Bao Sai Bio-Technology Co., Ltd ("Bao Sai") pursuant to the terms of a Stock Purchase Agreement (“the Agreement”) dated January 1, 2008, between GFRP and Bao Sai for a consideration of $4,500,211 (approximately RMB33,000,000) for 96.77% of its equity interest in Bao Sai, based on the aggregate net book value of total assets and liabilities of Bao Sai as of December 31, 2007. The closing date was January 1, 2008. Upon the completion of the transaction, Bao Sai became a subsidiary of the Company.

GFRP, Hua Long, New Century and Baosai are hereinafter referred to as (the “Company”).

NOTE 2 GOING CONCERN AND MANAGEMENT PLAN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2008, the Company had a net working capital deficiency of $3,672,650 that indicates the Company may need additional financing to meet cash requirements for its operations in order to continue as a going concern.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded amounts of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company’s ability to continue as a going concern is depending upon its ability to maintain profitable operations and to obtain additional financing or refinancing as may be required. The Company has generated positive cash inflows from operating activities during the years of 2007 and 2008. The Company will devote more resources on marketing in order to increase the market share and improve the operating performance. Management believes the Company will generate sufficient cash flow to meet its obligations on a timely basis in the foreseeable future.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Investment in an unconsolidated affiliate, namely Xi’an Bao Sai Medicine Co., Ltd (“Medicine”) is accounted for under the equity method of accounting whereby the investment is initially recorded at the cost of acquisition and adjusted to recognize the Company’s share in undistributed earnings or losses since acquisition. The Company’s share in the earnings or losses for its unconsolidated affiliate is reflected in equity share in income of unconsolidated affiliates. If the investment in an unconsolidated affiliate is reduced to a zero balance due to prior losses, the Company recognizes any further losses related to its share to the extent that any receivables, loans or advances to the unconsolidated affiliate are evaluated to be uncollectible.

Equity Method of Accounting

Under Accounting Research Bulletin No. 51 “Consolidation of Financial Statements (as Amended)” (“ARB 51”), consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owner. From May 1, 2007, GFRP’s subsidiary Medicine ceased business and leased out its business license. Accordingly, GFRP deconsolidated Medicine and accounted Medicine for under the equity method of accounting.

Generally accepted accounting principles require that the investment in the investee be reported using the equity method under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” when an investor corporation can exercise significant influence over the operations and financial policies of an investee corporation. When the equity method of accounting is used, the investor initially records the investment in the stock of an investee at cost. The investment account is then adjusted to recognize the investor’s share of the income or losses of the investee when it is earned by the investee. Such amounts are included when determining the net income of the investor in the period they are reported by the investee.

As a result of deconsolidation and the application of the equity method under ARB 51, GFRP had a negative basis in its investment in Medicine, the Equity Investee, because the subsidiary generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in Equity Investee,” is reflected as a single amount on the Company’s consolidated balance sheet as an approximate $785,100 liability as of December 31, 2008. (See Note 14)

Since Medicine’s results are no longer consolidated and GFRP believes that it is not obligated to fund future operating losses at Medicine, any adjustments reflected in Medicine’s financial statements subsequent to May 1, 2007 are not expected to affect the results of operations of GFRP. The reversal of the Company’s liability into income will occur when Medicine commences business and generates operating profit. GFRP will continue to evaluate the equity method investment in Medicine quarterly to review the reasonableness of the liability balance.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2008, there was an allowance for doubtful accounts of $515,026. As of December 31, 2007, the Company has determined that no allowance for doubtful accounts is required.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Allowance for doubtful accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of receivables to make required payments. The Company reviews the receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends

Inventories

Inventories are stated at the lower of cost or market, cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

Property, plant and equipment

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

Intangible asset

Intangible asset includes technical know-how purchased from a third party. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142,, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), intangible assets with finite useful lives related to developed technology, customer lists, trade names and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset.

Technical know-how is carried at cost less accumulated amortization and impairment charge and is amortized on a straight-line basis over its estimated useful lives of 10 years beginning at the time it is granted.

Operating lease prepaid

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may grant the right to use the land for a specified period of time. Thus, all of the Company’s lands in the PRC are considered operating lease prepaid. Operating lease prepaid is expensed over the term of 50 years.

Fair value of financial instruments

Fair Value Measurements are determined by the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements” ("SFAS 157") as of January 1, 2008, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of SFAS 157 did not have a material impact on the Company's fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
        Level 1—Quoted prices in active markets for identical assets or liabilities.
        Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.
        Level 3—Unobservable inputs based on the Company's assumptions.
SFAS 157 requires the use of observable market data if such data is available without undue cost and effort.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2008 or 2007.

Revenue recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company records revenue when services are received by the customers and realized the amounts net of provisions for discounts, allowance and taxes which are recognized at the time of services performed.

(a) Pursuant to the agreements entered into between the Company and Tong Du Hospital ("the Hospital"), the Company and the Hospital would jointly operate the medical center in the provision of diagnostic imaging services to the patients. In return, the Company and the Hospital would share net revenues from services rendered, on a monthly basis, when earned, at their net realizable amounts from patients for services rendered at contractually established billing rates, after deducting the total operating cost of the centers. The Company recognizes net revenues based on the total amount received from the patients during the month, less the monthly operating costs incurred at the center.

The Company records the revenue, net of business tax, from the customers through the Hospital, on a net basis in compliance with EITF 99-19,  “Reporting Revenues Gross as a Principal versus Net as an Agent.”

(b) Sales of products
Sales are recognized in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin ("SAB") No. 104, when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Revenues are presented net of value added tax (VAT). No return allowance is made as products are normally not returnable upon acceptance by the customers.

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

Shipping and handling costs

Shipping and handling costs were included in operating expenses. During the years ended December 31, 2008 and 2007, shipping and handling costs were insignificant.

Advertising costs

Advertising costs are accounted for in accordance with SOP 93-7, “Reporting for Advertising Costs”. No advertising expense was incurred for the years ended December 31, 2008 and 2007.

Research and development expenses

Research and development costs are charged to expense when incurred and are included in operating expenses. During the years ended December 31, 2008 and 2007, research and development costs expensed to operating expenses were approximately $690,991 and $Nil respectively.
Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operations and comprehensive income as and when the related employee service is provided.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statements of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets

Effective January 1, 2007, the Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. In connection with the adoption of FIN 48, the Company has analyzed the filing positions in all of the jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on the consolidated financial statements. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the year ended December 31, 2008.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

Net (loss) income per share

The Company calculates net (loss) income per share in accordance with SFAS No. 128, “Earnings per Share.” Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the year. Diluted (loss) income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective year:

	2008	2007
Year end RMB:US$ exchange rate	6.8346	7.314
Average monthly RMB:US$ exchange rate	7.0671	7.563

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Recently issued accounting standards (continued)

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) no. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The new guidance applies prospectively to intangible assets  that  are  acquired individually or with a group of other assets in business  combinations  and  asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

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

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Recently issued accounting standards (continued)

Also in June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock " ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations and does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

NOTE 4 ACQUISITION OF INTEREST IN BAO SAI

On January 1, 2008, the Company acquired 96.77% equity interest in Bao Sai in exchange for notes payable aggregating $4,500,211 as described below. Bao Sai is engaged in research, development, manufacture and sale of biological separation medium products, which is technological know-how and devices engineered to separate and purify biological products and medicines. Separation medium products are used in the production of antibiotics, genetic recombinant medicine, bacteria production, the gene chip, diagnostic reagents and other biochemical products.

Upon the completion of the transaction, Bao Sai became a subsidiary of the Company. As the Company and Boa Sai were under common control before the acquisition, the acquisition was accounted for under the purchase method of accounting with initial measurement of assets and liabilities recognized at book value. The following table summarizes the historical value of the assets acquired and liabilities assumed at the date of acquisition.

January 1, 2008
Acquired assets:
Cash and cash equivalents	$539,790
Accounts receivable, net of reserve for bad debts of $15,222	518,786
Inventories, net	258,365
Amount due from related parties	743,887
Notes receivables, net	2,368,745
Prepayment and other receivables, net	399,712
Plant and equipment, net	1,978,200
Intangible assets, net	154,515
Investment in an unconsolidated affiliate	478,795
Total assets acquired	$7,440,795

Less: Liabilities assumed
Accounts payable, trade	(884,939)
Note payable	(410,172)
Amount due to related parties	(1,039,606)
Other payables and accrued liabilities	(455,658)
Total liabilities assumed	(2,790,375)

Less: Non-controlling interest	(150,209)

Purchase price	$4,500,211

Satisfied by:
Net cash to be paid to acquire Bao Sai	$4,500,211

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 4 ACQUISITION OF INTEREST IN BAO SAI (Continued)

The sellers of Bao Sai and consideration are as follows:

A non-related party	$616,182

Related parties
X’ian Bio-sep Biological Filler Engineering Technology Co., Ltd. (a)	$2,170,350
Wang Zhidong (b)	1,143,073
Guo Lizheng (c)	570,606

$3,884,029

(a)	This is a company owned mostly by the major shareholder of the Company.
(b)	This is former director of the Company and a director of Bao Sai.
(c)	This is the brother of the major shareholder of the Company.

The purchase price is scheduled to be paid by the Company in two installments for a term of over 2 years due December 31, 2009. The first installment has been paid to Xi’an Bio-sep Biological Filling Engineering Technology Company, Ltd., the former owner of 28 million shares, or 46.67% of Bao Sai. The second installment will be paid to the other three former owners, in amounts equal to their respective percentage of equity ownership in Bao Sai, during the year ending December 31, 2009.

As of December 31, 2008, the purchase price consideration is payable are as follows:

Year ending December 31,	Approximately
2009	$2,493,318

For the year ended December 31, 2008, the Company made a payment of purchase price consideration totaling $2,322,436 (equivalent to RMB15,872,920).

Consideration of the acquisition was in RMB and as payment made during the year was accounted for at exchange rate as on the date of payment and amount outstanding as of December 31, 2008 was accounted for at exchange rate at year end, there is a reconciliation difference of $315,543 represented by exchange difference as follows:

Amount paid	$2,322,436
Amounts still outstanding	2,493,318
Exchange difference	(315,543)
Total consideration	$4,500,211

NOTE 5 TRADE ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that allowance for doubtful accounts was required. Allowance for doubtful accounts was charged to operations during the years ended December 31, 2008 and nil for 2007.

	As of December 31,
	2008	2007

Accounts receivable, cost	$1,174,355	$343,087
Less: allowance for doubtful accounts	(515,026)	-

Accounts receivable, net	$659,329	$343,087

NOTE 6 NOTE RECEIVABLE, NET

	As of December 31,
	2008	2007

Note receivable, cost	$1,097,358	$-
Less: allowance for doubtful accounts	(1,097,358)	-

Note receivable, net	$-	$-

On September 3, 2007, the Company’s newly acquired subsidiary, Bao Sai, disposed of its investment in 75% of HuaYang for a cash consideration of $1,097,358 (equivalent to RMB7,500,000). The balance was unsecured and interest-free and repayable in 4 installments due in full, by December 31, 2008. The balance was overdue as of December 31, 2008, of which additional agreement was entered into by both parties to extend the payment up to December 31, 2009. Accordingly, allowance of doubtful debt was made fully on the note receivable.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 7 INVENTORIES, NET

Inventories consisted of the followings:

	As of December 31,
	2008	2007

Raw materials	$74,270	$-
Work in process	7,109	-
Finished goods	568,318	-
	649,697	-
Less: inventory allowances	(367,390)	-

Inventories, net	$282,307	$-

NOTE 8 OTHER RECEIVABLE

	As of December 31,
	2008	2007

Other receivable	$1,122,650	$-
Less: allowance for doubtful accounts	(1,122,650)	-

Other receivable, net	$-	$-

As of December 31, 2008, the balance of $1,122,650 due from a former subsidiary of the Company, represented temporary advance from the Company which was unsecured, interest-free, with a with a fixed repayment term of 5 installments and is due in full, no later than 2013. As of December 31, 2008, the future installments to be received are as follows:

Years ending December 31,
2009	$73,157
2010	131,683
2011	219,472
2012	424,312
2013	274,026

Total:	$1,122,650

NOTE 9 AMOUNT DUE FROM (TO) RELATED PARTIES

(a) Amount due from (to) a stockholder

As of December 31, 2008, a balance of $1,951,203 due to a stockholder, Mr. Lian Guo represented temporary advance to the Company which was unsecured, interest-free and repayable on demand.

As of December 31, 2007, a balance of $28,232 due from a stockholder, Mr. Lian Guo represented temporary advance from the Company which was unsecured, interest-free and repayable on demand.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 9 AMOUNT DUE FROM (TO) RELATED PARTIES (Continued)

(b) Note payable

As of December 31, 2008, note payable to related parties represented payable to ex-shareholder of Xi'an Jiaoda Bao Sai Bio-Technology Co., Ltd for the transfer of their shares to New Century. The amount will be paid to these ex-shareholders preceding December 30, 2009. (Note 4)

NOTE 10 PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	As of December 31,
	2008	2007

Deposits	$77,617	$-
Advances to employees	25,334	18,587
Prepayment for equipment purchase	-	256,358
Prepaid expenses for operating purpose	140,291	39,240

	$243,242	$314,185

NOTE 11 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	As of December 31,
	2008	2007

Buildings	$2,293,130	$608,053
Plant and equipment	6,322,678	5,379,652
Motor vehicles	246,806	-
Furniture, fixture and office equipment	151,356	18,944
Foreign translation difference	33,264	547,366
	9,047,234	6,554,015
Less: accumulated depreciation	(2,067,613)	(914,000)
Less: foreign translation difference	(117,012)	(54,304)

Property, plant and equipment, net	$6,862,609	$5,585,711

The buildings were pledged as security for banking facilities of Note payable (Note 15) and released on March 11, 2009.

Depreciation expense for years ended December 31, 2008 and 2007 were $660,743 and $460,850, respectively.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 12 INTANGIBLE ASSET, NET

	As of December 31,
	2008	2007

Technical know-how	$1,131,064	$-
Less: accumulated impairment charge	(1,131,064)	-

Net book value	$-	$-

As of December 31, 2008, the carrying value of the technical know-how was stated as zero. The Company recognized a full impairment charge before the acquisition of Bao Sai for recoverability test.

NOTE 13 OPERATING LEASE PREPAID

The Company has recorded as operating lease prepaid for the costs paid to acquire a long-term interest to utilize the land underlying the building and production facility for its business.  This type of arrangement is common for the use of land in the PRC.  The operating lease prepaid is amortized on the straight-line method over the term of the operating lease prepaid of 50 years.

The lease expenses on operating lease prepaid for the years ended December 31, 2008 and 2007 was $7,255 and nil, respectively.  The amount to be expensed on operating lease prepaid over each of the next five years and thereafter is $7,255 per annum.

NOTE 14 INVESTMENT IN AN UNCONSOLIDATED AFFILIATE

The Company has a 75% equity interest in Xi’an Bao Sai Medicine Co., Ltd (“Medicine”), which is registered as a limited liability company in the PRC. Medicine ceased business in 2007 and leased out its business license. Thus, the Company does not control policy decisions in Medicine; and accordingly, investment in Medicine is accounted for under the equity method.

As of December 31, 2008, the investment in an unconsolidated affiliate is presented as follows:-

Investment in Medicine at the date of acquisition	$106,804
Amount due from Medicine	1,111,828
Less: allowance for doubtful accounts	(1,111,828)
Share of accumulated losses in Medicine	(870,823)
Foreign translation difference	(21,081)

Loss in excess of investment in unconsolidated affiliate	$(785,100)

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 14 INVESTMENT IN AN UNCONSOLIDATED AFFILIATE (continued)

The balance of $1,111,828 due from Medicine represented a temporary advance from the Company which was unsecured and interest-free with a fixed repayment term of 4 installments and is due in full, no later than 2012. As of December 31, 2008, the future installments to be received are as follows:

Years ending December 31,	Approximately	Equal to RMB
2009	$244,024	1,667,805
2010	292,629	2,000,000
2011	292,629	2,000,000
2012	282,546	1,931,093

Total:	$1,111,828	7,598,898

NOTE 15 NOTE PAYABLE

As of December 31, 2008, a balance of $219,472 represented a temporary advance from Shaanxi Ze Hua Nuan Tong Zhileng Gongcheng Co., Ltd to the Company. The note payable was secured by the Company’s building (Note 11) with the amount of USD1,753,706 (equal to RMB11,985,882). Interest on this note is charged at 10.46% per annum, payable monthly, with principal and accrued interest due on December 20, 2008. The notes payable was repaid in February 2009 and the property was released accordingly.

NOTE 16 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the followings:

	2008	2007

Business tax payable	$82,554	$17,154
Government levy payable	20,321	1,292
Salaries and welfare payable	100,405	6,216
Temporary advances	161,491	-
Customer deposits	8,457	-
Accrued expenses	83,413	35,013

	$456,641	$59,675

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 17 INCOME TAXES

The PRC subsidiaries within the Group are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate, i.e. the PRC. The statutory PRC Enterprise Income Tax rate (“EIT”) for the years ended December 31, 2008 and 2007 is generally 25% and 33% respectively.

The Company’s income tax consisted of:

	Year ended December 31,
	2008	2007

Current – PRC	$628,747	$780,300
Deferred	-	-

	$628,747	$780,300

A reconciliation of the provision for income taxes determined at PRC EIT to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2008	2007

Pre-tax (loss) income	$(2,484,489)	$2,335,946
PRC EIT	25%	33%
Income tax computed at PRC EIT	(621,122)	770,862
Reconciling items:
Loss not recognized as deferred tax assets	214,776	-
Allowance for doubtful debts not recognized as deferred tax assets	956,519	-
Non-deductible expenses	78,574	6,170
Provisions and accrued liabilities	-	3,268

Effective tax expense	$628,747	$780,300

On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%.

Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax assets and liabilities as of December 31, 2008 were as follows:

	2008	2007

Deferred tax assets:
- Net operating loss carryforwards	$214,777	$140,355
- Allowance for doubtful debts	956,519	-
	1,171,296	140,355
Less: valuation allowance	(1,171,296)	(140,355)

Net deferred tax assets	$-	$-

As of December 31, 2008 and 2007, valuation allowance of $1,171,296 and $140,355 was provided to the deferred tax assets due to the uncertainty surrounding their realization.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 18 SEGMENT REPORTING

The Company’s business units have been aggregated into two reportable segments, as defined by SFAS No. 131:

☐	Medical Business – joint operation of PET Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center in the PRC.

☐	Extraction Business – extraction of raw materials to medicine ingredients and distribution of extracted ingredients for medicine manufacturing uses.

The Company operates these segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the years ended December 31, 2008 and 2007. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

Summary of financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2008 and 2007:

	December 31, 2008
	Medical Business	Extraction Business	Total

Operating revenues	$3,454,009	$223,063	$3,677,072
Cost of revenues	-	(268,278)	(268,278)

Gross profit	3,454,009	(45,215)	3,408,794
Depreciation and amortization	483,753	176,990	660,743
Net income (loss)	$1,577,548	$(4,690,784)	$(3,113,236)

Expenditure for long-lived assets	$20,617	$19,212	$39,829

	December 31, 2007
	Medical Business	Extraction Business	Total

Operating revenues	$3,201,088	$-	$3,201,088
Depreciation and amortization	460,850	-	460,850
Net income	$1,170,014	$-	$1,170,014

Expenditure for long-lived assets	$281,425	$-	$281,425

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 19 NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. Pursuant to stock exchange transaction on November 30, 2006, the weighted average number of common shares issued and outstanding was adjusted to account for the effects of the stock exchange transaction as a reverse acquisition.

The following table sets forth the computation of basic and diluted net income per share for the year ended December 31, 2008 and 2007:

	Year ended December 31,
	2008	2007
Basis and diluted net income per share calculation
Numerator:
- Net (loss) income in computing basic and diluted net income per share	$(3,041,287)	$1,170,014

Denominator:
- Weighted average ordinary shares outstanding	42,079,940	42,007,718
Basic and diluted net (loss) income per share	$(0.07)	$0.03

NOTE 20 STOCK-BASED COMPENSATION

The Board of Directors has authorized and GFRP has established the 2002 Incentive and Non-qualified Stock Option Plan (“the Plan”) under which GFRP may grant to employees, officers, directors, attorneys, consultants or other advisers of the Company or affiliated companies up to 10,000,000 shares of GFRP’s common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of December 31, 2008 and 2007, no options or shares have been granted under the Plan.

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

NOTE 21 CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC, Hua Long, New Century and Bao Sai are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Hua Long, New Century and Bao Sai are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $9,685 and $1,426 for the years ended December 31, 2008 and 2007, respectively.

NOTE 22 STATUTORY RESERVES

Under the PRC Law the Company’s subsidiaries, Hua Long, New Century and Bao Sai are required to make appropriations to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended December 31, 2008 and 2007, the Company’s PRC subsidiaries contributed $186,942 and $159,239 to statutory reserve, respectively.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 23 CONCENTRATION AND RISK

(a) Major customers

For both years ended December 31, 2008 and 2007, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

For the year ended December 31, 2008, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of December 31, 2008, this customer accounted for $3,655,036 of the Company’s revenues 94% and $360,043 of accounts receivable.

For the year ended December 31, 2007, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of December 31, 2007, this customer accounted for 100% of the Company’s revenues and accounts receivable, amounting to $3,201,088 and $343,087, respectively.

(b) Major vendors

For the year ended December 31, 2008, two vendors represented more than 10% of the Company’s purchases and one of which represented more than 10% of the Company’s accounts payable.

For the year ended December, 2007, no vendor represented more than 10% of the Company’s purchases and accounts payable, respectively.

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

NOTE 24 RELATED PARTY TRANSACTIONS

As mentioned in note 4, the Company acquired its subsidiary, Bao Sai mostly from related parties.

NOTE 25 COMMITMENT AND CONTINGENCIES

The Company rented office premises under non-cancelable operating lease agreements for a period of two years, due December 2008 and June 2009. Costs incurred under these operating leases are recorded as rental expense and totaled approximately $2,038 and $0 for the year ended December 31, 2008 and 2007.

As of December 31, 2008, future minimum annual operating lease payments are as follows:

Year ending December 31,
2009	$957

Total future minimum operating lease payments	$957