Form 10-Q
period 2009-03-31
GFR PHARMACEUTICALS INC
filed 2009-05-13
CIK 1096294

United States
Securities and Exchange Commission
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of common stock, no par value per share, outstanding as of May 11, 2009 was 42,079,940.

GFR PHARMACEUTICALS INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of march 31, 2009 and December 31, 2009	F-1 - F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the three months ended March 31, 2009 and 2008	F-3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	F-4 – F-5

Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2009	F-6

Notes to Condensed Consolidated Financial Statements	F-7 to F-20

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31,	December 31,
	2009	2008
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$30,336	$552,398
Trade accounts receivable, net	421,391	659,329
Note receivable, net	-	-
Inventories, net	295,474	282,307
Prepayments and other receivables	194,922	243,242
Other receivable, net	-	-
Amount due from unconsolidated affiliate, net	-	-
Operating lease prepaid - current portion	7,254	7,255

Total current assets	949,377	1,744,531

Non-current assets:
Property, plant and equipment, net	6,689,894	6,862,609
Intangible asset, net	-	-
Operating lease prepaid – non-current portion	149,001	150,844
Long term prepayment	582,707	589,822

TOTAL ASSETS	$8,370,979	$9,347,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Amount due to related party	$1,949,508	$1,951,203
Note payable, related parties	1,784,684	2,493,318
Trade accounts payable	37,241	124,700
Note payable	-	219,472
Tax payable	62,334	171,847
Other payables and accrued liabilities	497,310	456,641

Total current liabilities	4,331,077	5,417,181

Loss in excess of investment in unconsolidated affiliate	784,950	785,100

Total liabilities	5,116,027	6,202,281

COMMITMENTS AND CONTINGENCIES (Note 23)

See accompanying notes to condensed consolidated financial statements.

GFRP Company stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 shares issued and outstanding as of March 31, 2009 and December 31, 2008	42,080	42,080
Additional paid-in capital	3,712,120	3,712,120
Accumulated other comprehensive income	210,780	210,695
Statutory reserve	423,760	423,760
Accumulated deficits	(1,573,686)	(1,675,728)

Total GFRP shareholders’ equity	2,815,054	2,712,927

Non-controlling interest	439,898	432,598

Total equity	3,254,952	3,145,525

TOTAL LIABILITIES AND EQUITY	$8,370,979	$9,347,806

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31, 2007
	2009	2008
REVENUE, NET	(unaudited)	(unaudited)
Service revenue	$554,256	$475,695
Product sales	9,786	206,712

Total revenue, net	564,042	682,407

COST OF REVENUE (exclusive of depreciation)
Cost of products	3,357	108,118

GROSS PROFIT	560,685	574,289
OPERATING EXPENSES:
Depreciation and amortization	173,213	174,159
General and administrative	215,199	200,362
Total operating expenses	388,412	374,521

INCOME FROM OPERATIONS	172,273	199,768

OTHER INCOME (EXPENSE):
Interest income	7,138	62
Interest expense	(4,828)	-
Others	(44)	-
Equity in net income of an unconsolidated affiliate	-	3,275
Total other income (expense)	2,266	3,337
INCOME BEFORE INCOME TAXES	174,539	203,105

Income tax expenses	(65,115)	(46,424)

NET INCOME	$109,424	$156,681

Net income attributable to non-controlling interest	(7,382)	(7,703)

NET INCOME ATTRIBUTABLE TO GFRP STOCKHOLDERS	$102,042	$148,978

Other comprehensive income:
- Foreign currency translation gain	85	299,653

COMPREHENSIVE INCOME	$102,127	$448,631

Net income per share attributable to GFRP stockholders - Basic and diluted	$0.0024	$0.0035

Weighted average number of GFRP shares outstanding - Basic and diluted	42,079,940	42,079,940

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATION STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
 (Currency expressed in United States Dollars (“US$”))

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:	(unaudited)	(unaudited)
Net income	$102,042	$148,978
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	173,213	174,159
Equity in net income of an unconsolidated affiliate	-	(3,275)
Non-controlling interest	7,382	7,703
Change in operating assets and liabilities:
Trade accounts receivable, net	237,799	(63,191)
Other receivable	(1,822)	-
Inventories	(13,219)	9,256
Prepayments and deposits	55,282	146,423
Trade accounts payable	(87,430)	2,598
Income tax payable	(109,474)	(172,939)
Other payables and accrued liabilities	40,754	(90,912)

Net cash provided by operating activities	406,340	158,800

Cash flows from investing activities:
Cash received from acquisition	-	550,193
Repayment from an unconsolidated affiliate	-	19,044
Repayment of notes payable – related to acquisition of Baosai – related parties	(708,119)	-
Purchase of property, plant and equipment	-	(181,818)

Net cash (used in) provided by investing activities	(708,119)	387,419

Cash flows from financing activities:
Advances to related companies	-	(395,200)
Contribution from stockholders	-	263,136
Repayment of notes payable	(219,417)	-
Repayment from stockholders	(717)	-

Net cash used in financing activities	(220,134)	(132,064)

See accompanying notes to condensed consolidated financial statements.

Foreign currency translation adjustment	(149)	9,182

NET CHANGE IN CASH AND CASH EQUIVALENTS	(522,062)	423,337

CASH AND BANK BALANCE, BEGINNING OF PERIOD	552,398	9,951

CASH AND BANK BALANCE, END OF PERIOD	$30,336	$433,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$174,588	$218,706
Cash paid for interest expenses	$4,828	$-

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	GFRP Company Shareholder
	Common stock
	No. of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings (accumulated deficit)	Non-controlling interest	Total

Balance as of December 31, 2008	42,079,940	$42,080	$3,712,120	$210,695	$423,760	$(1,675,728)	$432,598	$3,145,525

Foreign currency translation adjustment				85				85

Net income for the period						102,042		102,042

Total comprehensive income								102,127

Non-controlling interest							7,382	7,382

Share of foreign currency translation adjustment by non-controlling interest							(82)	(82)

							7,300
Balance as of March 31, 2009	42,079,940	$42,080	$3,712,120	$210,780	$423,760	$(1,573,686)	$439,898	$3,254,952

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

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

GFRP, Hua Long, New Century and Baosai are hereinafter referred to as (the “Company”).

NOTE 2 GOING CONCERN AND MANAGEMENT PLAN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2009, the Company had a net working capital deficiency of $3,381,700 that indicates the Company may need additional financing to meet cash requirements for its operations in order to continue as a going concern.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded amounts of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company’s ability to continue as a going concern is depending upon its ability to maintain profitable operations and to obtain additional financing or refinancing as may be required. The Company has generated net income and positive cash inflows from operating activities during the periods ended March 31, 2009 and 2008 respectively. The Company will devote more resources on marketing in order to increase the market share and improve the operating performance. Management believes the Company will generate sufficient cash flow to meet its obligations on a timely basis in the foreseeable future.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation

These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

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

As a result of deconsolidation and the application of the equity method under ARB 51, GFRP had a negative basis in its investment in Medicine, the Equity Investee, because the subsidiary generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in Equity Investee,” is reflected as a single amount on the Company’s consolidated balance sheet as an approximate $784,950 liability as of March 31, 2009. (See Note 14)

Since Medicine’s results are no longer consolidated and GFRP believes that it is not obligated to fund future operating losses at Medicine, any adjustments reflected in Medicine’s financial statements subsequent to May 1, 2007 are not expected to affect the results of operations of GFRP. The reversal of the Company’s liability into income will occur when Medicine commences business and generates operating profit. GFRP will continue to evaluate the equity method investment in Medicine quarterly to review the reasonableness of the liability balance.

Shipping and handling costs

Shipping and handling costs were included in operating expenses. During the three months ended March 31, 2009 and 2008, shipping and handling costs were insignificant.

Advertising costs

Advertising costs are accounted for in accordance with SOP 93-7, “Reporting for Advertising Costs”. No advertising expenses was incurred for the three months ended March 31, 2009 and 2008.

Research and development expenses

Research and development costs are charged to expense when incurred and are included in operating expenses. During the three months ended March 31, 2009 and 2008, research and development costs expensed to operating expenses were approximately $4,287 and $Nil respectively.

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

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

Comprehensive income (Continued)

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	March 31, 2009	December 31, 2008	March 31, 2008
Periods/years end RMB:US$ exchange rate	6.8359	6.8346	7.0222
Average daily RMB:US$ exchange rate	6.8363	7.0671	7.1757

Recently issued accounting standards

Effective January 1, 2009, the first day of fiscal 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position Financial Accounting Standard 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” the Company will apply FSP FAS 142-3 prospectively to intangible assets acquired subsequent to the adoption date.  The adoption of FSP FAS 142-3 had no impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted, Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This Statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of SFAS 161 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which the Company adopted on January 1, 2009.

The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations. The book values of cash, accounts receivable, accounts and note payable approximate their respective fair values due to the short-term nature of these instruments.

The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2009.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

Recently issued accounting standards (continued)

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51." SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in our Consolidated Financial Statements. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 was effective beginning in our fiscal 2009. The provisions of SFAS 160 were applied prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon the adoption of SFAS 160, we reclassified the “minority interest” balance previously included in other liabilities of our Consolidated Balance Sheet to a new component of equity. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net income including noncontrolling interest and net income attributable to GFRP. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial position or results of operations.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations." SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. the Company will apply SFAS 141R to any business combinations subsequent to adoption. In addition, this Statement requires that any additional reversal of deferred tax asset valuation allowance established in connection with the Company’s fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting.

In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard 141R-1 ("FSP FAS 141R-1"), "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." FSP FAS 141R-1 amends SFAS 141R to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, " Accounting for Contingencies" , to determine whether the contingency should be recognized at the acquisition date or after such date. FSP FAS 141R-1 is effective for business combinations whose acquisition date is on or after the first reporting period beginning after December 15, 2008. Accordingly, the Company adopted this FSP during the first quarter of 2009. The adoption of FSP FAS 141R-1 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Recent accounting standards to be adopted

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1 (“FSP FAS 132(R)-1”), “ Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The Company is required to adopt FSP FAS 132(R)-1 in the fourth quarter of 2009. The Company is currently in the process of assessing the impact that this FSP may have on the disclosures in the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments." The FSP amends SFAS 107, "Disclosure about Fair Value of Financial Instruments," and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company is required to adopt FSP FAS 107-1 and APB 28-1 in the second quarter of 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary Impairments." The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company is required to adopt FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

Recent accounting standards to be adopted (Continued)
In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements" , when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company is required to adopt FSP FAS 157-4 in the second quarter of 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

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
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

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

As of March 31, 2009, the purchase price consideration is payable are as follows:

Repayable on or before Year ending December 31,	Approximately
2009	$1,784,684

Consideration of the acquisition was in RMB and as payment made during the period was accounted for at exchange rate as on the date of payment and amount outstanding as of March 31, 2009 was accounted for at exchange rate at period end, there is a reconciliation difference of $315,028 represented by exchange difference as follows:

Amount paid	$3,030,555
Amounts still outstanding	1,784,684
Exchange difference	(315,028)
Total consideration	$4,500,211

For the three months ended March 31, 2009, the Company made a payment of purchase price consideration totaling $708,119 (equivalent to RMB4,840,910).

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

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

	March 31, 2009	December 31, 2008
	(unaudited)	(unaudited)

Accounts receivable, cost	$936,319	$1,174,355
Less: allowance for doubtful accounts	(514,928)	(515,026)

Accounts receivable, net	$421,391	$659,329

NOTE 6 NOTE RECEIVABLE, NET

	March 31, 2009	December 31, 2008
	(unaudited)	(unaudited)

Note receivable, cost	$1,097,358	$1,097,358
Less: allowance for doubtful accounts	(1,097,358)	(1,097,358)

Note receivable, net	$-	$-

On September 3, 2007, the Company’s newly acquired subsidiary, Bao Sai, disposed of its investment in 75% of HuaYang for a cash consideration of $1,097,358 (equivalent to RMB7,500,000). The balance was unsecured and interest-free and repayable in 4 installments due in full, by December 31, 2008. However, the balance was overdue as of December 31, 2008, and additional agreement was entered into by both parties to extend the payment term up to December 31, 2009. As collectibility has been considered doubtful, an allowance of doubtful debt was made fully on the notes receivable.

NOTE 7 INVENTORIES, NET

Inventories consisted of the followings:

	March 31, 2009	December 31, 2008
	(unaudited)	(unaudited)

Raw materials	$26,589	$74,270
Work in process	22,054	7,109
Finished goods	613,771	568,318
	662,414	649,697
Less: inventory allowances	(366,940)	(367,390)

Inventories, net	$295,474	$282,307

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE 8 OTHER RECEIVABLE

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)

Other receivable	$1,122,650	$1,122,650
Less: allowance for doubtful accounts	(1,122,650)	(1,122,650)

Other receivable , net	$-	$-

As of March 31, 2009, the balance of $1,122,436 due from a former subsidiary of the Company, represented temporary advance from the Company which was unsecured, interest-free, with a with a fixed repayment term of 5 installments and is due in full, no later than 2013. As of March 31, 2009, the future installments to be received are as follows:

Years ending December 31,
2009	$73,157
2010	131,683
2011	219,472
2012	424,312
2013	274,026

Total:	$1,122,650

NOTE 9 AMOUNT DUE FROM (TO) RELATED PARTIES

(a) Amount due to a stockholder

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)

Due to:
Mr. Lian Guo	$1,949,508	$1,951,203

The amount represented temporary advance to the Company which was unsecured, interest-free and repayable on demand.

(b) Note payable

As of March 31, 2009, note payable to related parties represented payable to ex-shareholder of Xi'an Jiaoda Bao Sai Bio-Technology Co., Ltd for the transfer of their shares to New Century. The amount will be paid to these ex-shareholders preceding December 30, 2009. (Note 4)

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE 10 PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)

Deposits	$76,394	$77,617
Advances to employees	28,360	25,334
Prepaid expenses for operating purpose	90,168	140,291

	$194,922	$243,242

NOTE 11 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)

Buildings	$2,293,130	$2,293,130
Plant and equipment	6,322,678	6,322,678
Motor vehicles	246,806	246,806
Furniture, fixture and office equipment	151,356	151,356
Foreign translation difference	31,543	33,264
	9,045,513	9,047,234
Less: accumulated depreciation	(2,239,013)	(2,067,613)
Less: foreign translation difference	(116,606)	(117,012)

Property, plant and equipment, net	$6,689,894	$6,862,609

The buildings were pledged as security for banking facilities related to the note payable as of December 31, 2008. See also Note 15.

Depreciation expense for the three months ended March 31, 2009 and 2008 were $171,400 and $172,431, respectively.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE 12 INTANGIBLE ASSETS, NET

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)

Technical know-how	$1,131,064	$1,131,064
Less: accumulated impairment charge	(1,131,064)	(1,131,064)

Net book value	$-	$-

As of March 31, 2009, the carrying value of the technical know-how was stated as zero. The Company recognized a full impairment charge before the acquisition of Bao Sai for recoverability test.

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

The lease expenses on operating lease prepaid for the three months ended March 31, 2009 and 2008 was $1,813 and $1,728, respectively.  The estimated amount to be expensed on operating lease prepaid over each of the next five years and thereafter is $7,254 per annum.

NOTE 14 INVESTMENT IN AN UNCONSOLIDATED AFFILIATE

The Company has a 75% equity interest in Xi’an Bao Sai Medicine Co., Ltd (“Medicine”), which is registered as a limited liability company in the PRC. The Company ceased operations of Medicine in 2007 and leased out its business license for a fixed return annually. Thus, the Company does not control policy decisions in ordinary course of business of Medicine; and accordingly, investment in Medicine is accounted for under the equity method.

As of March 31, 2009, the investment in an unconsolidated affiliate is presented as follows:-

Investment in Medicine at the date of acquisition	$106,804
Amount due from Medicine	1,111,828
Less: allowance for doubtful accounts	(1,111,828)
Share of accumulated losses in Medicine at date of loss of control	(870,823)
Foreign translation difference	(20,931)

Loss in excess of investment in unconsolidated affiliate	$(784,950)

The balance of $1,111,616 due from Medicine represented a temporary advance from the Company which was unsecured and interest-free with a fixed repayment term of 4 installments and is due in full, no later than 2012. As of March 31, 2009, the future installments to be received are as follows:

Years ending December 31,
2009	$243,977
2010	292,573
2011	292,573
2012	282,493

Total:	$1,111,616

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE 15 NOTE PAYABLE

The notes payable was repaid in February 2009 and the related charge on the property secured (Note 11) was released accordingly.

NOTE 16 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the followings:

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Business tax payable	$82,538	$82,554
Government levy payable	26,445	20,321
Salaries and welfare payable	98,605	100,405
Temporary advances	173,072	161,491
Customer deposits	44,955	8,457
Accrued expenses	71,695	83,413

	$497,310	$456,641

NOTE 17 INCOME TAXES

The PRC subsidiaries within the Group are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate, i.e. the PRC. The statutory PRC Enterprise Income Tax rate (“EIT”) for the three months ended March 31, 2009 and 2008 is generally 25%.

The Company’s income tax consisted of:
	March 31, 2009	December 31, 2008
	(unaudited)	(audited)

Current – PRC	$65,115	$46,424
Deferred	-	-

	$65,115	$46,424

A reconciliation of the provision for income taxes determined at PRC EIT to the Company’s effective income tax rate is as follows:

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)

Pre-tax income	$174,539	$210,105
PRC EIT	25%	25%
Income tax computed at PRC EIT	43,634	52,526
Reconciling items:
Loss not recognized as deferred tax assets	25,649	-
Non-deductible expenses	-	3,495
Net operating loss carryforwards	-	(9,597)
Others	(4,168)	-

Effective tax expense	$65,115	$46,424

On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE 17 INCOME TAXES (Continued)

Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax assets and liabilities as of March 31, 2009 were as follows:
	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Deferred tax assets:
- Net operating loss carryforwards	240,426	214,777
- Allowance for doubtful debts	956,519	956,519
	1,196,945	1,171,296
Less: valuation allowance	(1,196,945)	(1,171,296)

Net deferred tax assets	$-	$-

As of March 31, 2009 and 2008, full valuation allowance was provided to the deferred tax assets due to the uncertainty surrounding their realization.

NOTE 18 SEGMENT REPORTING

The Company’s business units have been aggregated into two reportable segments, as defined by SFAS No. 131:

☐	Medical Business – joint operation of PET Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center in the PRC.

☐	Extraction Business – extraction of raw materials to medicine ingredients and distribution of extracted ingredients for medicine manufacturing uses.

The Company operates these segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the periods ended March 31, 2009 and 2008. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

Summary of financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2009 and 2008:
	Three months ended March 31, 2009
	Medical Business	Extraction Business	Total
	(unaudited)	(unaudited)	(unaudited)

Net revenues	$554,256	$9,786	$564,042
Cost of revenues	-	(3,357)	(3,357)

Gross profit	$554,256	$6,429	$560,685
Depreciation and amortization	$125,443	$47,770	$173,213
Net income (loss)	$201,419	$(99,377)	$102,042

Expenditure for long-lived assets	$-	$-	$-

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE 18 SEGMENT REPORTING (Continued)
	Three months ended March 31, 2008
	Medical Business	Extraction Business	Total
	(unaudited)	(unaudited)	(unaudited)

Net revenues	$475,695	$206,712	$682,407
Cost of revenues	-	(108,118)	(108,118)

Gross profit	$475,695	$98,594	$574,289
Depreciation and amortization	$131,587	$42,572	$174,159
Net income	$111,868	$37,110	$148,978

Expenditure for long-lived assets	$167,231	$14,587	$181,818

NOTE 19 NET INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted net income per share for the periods ended March 31, 2009 and 2008:
	Three months ended March 31,
	2009	2008
	(unauidted)	(unauidted)
Basis and diluted net income per share calculation
Numerator:
- Net income in computing basic and diluted net income per share	$108,694	$148,978

Denominator:
- Weighted average ordinary shares outstanding	42,079,940	42,079,940
Basic and diluted net income per share	$0.0024	$0.0035

NOTE 20 STOCK-BASED COMPENSATION

The Board of Directors has authorized and GFRP has established the 2002 Incentive and Non-qualified Stock Option Plan (“the Plan”) under which GFRP may grant to employees, officers, directors, attorneys, consultants or other advisers of the Company or affiliated companies up to 10,000,000 shares of GFRP’s common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of March 31, 2009 and 2008, no options or shares have been granted under the Plan.

NOTE 21 CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC, Hua Long, New Century and Bao Sai are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Hua Long, New Century and Bao Sai are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $5,401 and $3,581 for the periods ended March 31, 2009 and 2008, respectively.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE 22 CONCENTRATION AND RISK

(a) Major customers

For both periods ended March 31, 2009 and 2008, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

For the three months ended March 31, 2009, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of March 31, 2009, this customer accounted for $586,514 of the Company’s revenues 98% and $306,117 of accounts receivable.

For the three months ended March 31, 2008, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of March 31, 2008, this customer accounted for 70% of the Company’s revenues and 23% of accounts receivable, amounting to $475,695 and $220,547, respectively.

(b) Major vendors

For the three months ended March 31, 2009, two vendors represented more than 10% of the Company’s purchases and one of which represented more than 10% of the Company’s accounts payable.

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

NOTE 23 COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company has entered into operating leases related to office space under non-cancelable agreement expiring through June 2009.

As of March 31, 2009, total future lease commitment was as follows:

Reminder of 2009	$462

Rental expense for the three months ended March 31, 2009 and 2008 totaled approximately $527 and $3,010, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL DESCRIPTION OF BUSINESS

As used herein the terms "we", "us", "our," the “Registrant,” “GFRP” and the "Company" means, GFR Pharmaceuticals Inc., a Nevada corporation, formerly known as Laredo Investment Corp. These terms also refer to our subsidiary corporations, Xi'an Hua Long Yu Tian Ke Ji Shi Ye Co., Ltd. (“Hua Long") and New Century Scientific Investment Ltd. ("New Century") and Xi’an Jiaoda Bao Sai Bio-Technology Co., Ltd ("Bao Sai"), all of which are organized and existing under the laws of the Peoples’ Republic of China

We are a high-tech company in China chartered and authorized by the Chinese government for research and inventing, manufacturing and selling biological separation medium products, which refers to the separation and purification of biological products and natural medicines. Such technology has been widely used in producing antibiotic products, Genetic Recombinant Medicine, the Gene Chip, bacterin production, diagnoses reagent, and biochemical products.

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

New Century, formerly Shan Xi New Century Technology Investment Development Company Ltd., owns radiology and oncology equipment and provides it to Tangdu Hospital in Shan Xi province, which is affiliated with the Fourth Military Medical University. New Century currently owns three different devices used for radiological imaging for the brain and body and cancer treatment. The Company’s medical equipment is used in Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”).  The Center averaged approximately 218 cases per month for the first quarter of 2009, compared to 204 cases per month in the same period of 2008, New Century is paid a percentage of profits from the Center.

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

New Century’s strategic purchase of Bao Sai will provide us with key technology in the biotech purification field and in chromatography and an experienced R&D team.   The acquisition increased the number of our full time employees by about 50. The Bao Sai employees are primarily in sales, research and development and administrative areas.

We feel that the acquisition will put us in a strong position to increase Bao Sai’s market share and revenue in 2009. The Company believes that it has strong prospects of increasing its overall market share and revenues in part because our diagnostic imaging and radiation oncology treatments and equipment are all covered by the Chinese national medical insurance system.

The Company is focused on strengthening its market share and improving its business performance. We have no plans to purchase or sell any plant or equipment.  We experience little, if any, seasonality in our business.

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

Revenues

Entering the first quarter of 2009, we continued to realize our revenues from the business operations of two subsidiaries: New Century and Bao Sai. New Century owns radiology and oncology equipment and provides it to Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”) in Shan Xi province, which is affiliated with the Fourth Military Medical University. New Century currently owns three different devices used for radiological imaging for the brain and body and cancer treatment. New Century receives a percentage of profits from the Center. We recognize net revenues based on the total amount received from the patients during the month, less the monthly operating costs incurred at the centers. The service revenues were recorded when services are received by the customers and realized the amounts net of provisions for discounts, allowance and taxes which are recognized at the time of services performed. The revenue from our operation of the Center increased from $475,695 for the quarter ended March 31, 2008 to $554,256 for the same period of 2009. During the first quarter of 2009, the Center,.on average handled approximately 218 cases per month, compared to 204 cases per month in the same period of 2008.

However, despite of our increased revenue from the services the Center provided, our overall revenues for the first quarter of 2009 slightly decreased to $564,042 from $682,407 for the same period ended March 31, 2008. The reduction was attributed to the decreased production sales from our Bao Sai subsidiary, from $206,712 for the three months ended March 31, 2008 to $9,786 for the same period of 2009. Since our Bao Sai operation was still in a developmental stage after the acquisition in May 2008, we expect it will put us in a stronger position for increasing our market share and revenue later in 2009.

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

Expenses

Operating expenses for the three months ended March 31, 2009 were $388,412, as compared to operating expenses of $374,521 for the same period ended March 31, 2008.  Increased operating expenses during the three months ended March 31, 2009 were due primarily to the increase of our business scope and scale as a result of our acquisition of new subsidiary Bao Sai in May 2008. The acquisition increased the number or our full time employees by about 50.

Net Income

Our net income slightly declined from $148,978 during the three months ended March 31, 2008, to $102,042 during the three months ended March 31, 2009.  Such decline was primarily due to our decreased revenue from Bao Sai’s production sales and slight increase of our operating expenses for the first quarter of 2009.

We expect to be profitable during fiscal year 2009 through the implementation of our marketing strategies. However, we cannot be certain that we will be able to successfully implement our marketing strategies and there can be no assurance for the achievement of any revenue growth or, therefore, that we will be profitable.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, cash in the bank decreased to $30,446 from $552,398 as of December 31, 2008. This decline is primarily due to repayment of $708,119 of notes payable to related parties arising from the acquisition of Bao Sai. Our cash flows provided by operating activities for the three months ended March 31, 2009 increased by $247,540 or 155% to $406,340, compared to that of $158,800 from operating activities for the three months ended March 31, 2008 . The increase in the positive cash flows from operations for the first quarter of 2009 was due primarily to the collected accounts receivable of $237,799, the increase in the non-cash depreciation expenses to $178,402, the decrease in prepayments to $50,093, and the increase in income tax payable of $109,474, partially offset by the decreased net income of $102,042 and increased account payables of $(87,430).

However, cash flows used in investment activities were $(708,119) for the three months ended March 31, 2009, which was used to repay the notes payable to related parties. .Meanwhile, cash flows used in financing activities were $(220,134) for the three months ended March 31, 2009, due primarily to the payment of notes payable in the amount of $(219,417).

At March 31, 2009, we had a negative working capital of $（3,381,700) compared to $(3,672,650) at December 31, 2008.  Our stockholders’ equity increased from $2,712,927 at March 31, 2008 to $2,815,054 at March 31, 2009. .

Overall, we have funded our cash needs from inception through March 31, 2009 primarily with a series of debt and equity transactions, including note payable to related parties of $1,784,684, accounts payable of $37,241, and amount due to stockholders of $1,949,508. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended March 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable.

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

GFR PHARMACEUTICALS, INC.

DATE: May 13 , 2009	By:	/s/ Zhao Yan Ding
Zhao Yan Ding, Chief Executive Officer

By:	/s/ Zhong Ya Li
Zhong Ya Li, Principal Financial Officer