Form 10-Q
period 2009-06-30
GFR PHARMACEUTICALS INC
filed 2009-08-14
CIK 1096294

United States
Securities and Exchange Commission
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
———————————————————————
Former name, former address and former fiscal year,
(if changed since last report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☐

The number of shares of common stock, no par value per share, outstanding as of August 11, 2009 was 42,079,940

GFR PHARMACEUTICALS INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2009	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the six and three months ended June 30, 2009 and 2008	F-4

Condensed Consolidated Statements of Cash Flows for the six and three months ended June 30, 2009 and 2008	F-5

Condensed Consolidated Statement of Stockholders’ Equity for the six and three months ended June 30, 2009	F-7

Notes to Condensed Consolidated Financial Statements	F-9 to F-25

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$18,326	$552,398
Trade accounts receivable, net	606,007	659,329
Note receivable, net	-	-
Inventories, net	307,890	282,307
Prepayments and other receivables	143,370	243,242
Other receivable, net	-	-
Amount due from unconsolidated affiliate, net	-	-
Operating lease prepaid - current portion	7,258	7,255

Total current assets	1,082,851	1,744,531

Non-current assets:
Property, plant and equipment, net	6,506,365	6,862,609
Intangible asset, net	-	-
Operating lease prepaid – non-current portion	147,274	150,844
Long term prepayment	576,042	589,822

TOTAL ASSETS	$8,312,532	$9,347,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Amount due to a related party	$1,951,993	$1,951,203
Note payable, related parties	1,149,277	2,493,318
Trade accounts payable	50,580	124,700
Note payable	-	219,472
Tax payable	173,086	171,847
Other payables and accrued liabilities	502,856	456,641

Total current liabilities	3,827,792	5,417,181

Loss in excess of investment in unconsolidated affiliate	785,410	785,100

Total liabilities	4,613,202	6,202,281

COMMITMENTS AND CONTINGENCIES (Note 23) (Note 23)
GFRP Company stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 shares issued and outstanding as of June 30, 2009 and December 31, 2008	42,080	42,080
Additional paid-in capital	3,712,120	3,712,120
Accumulated other comprehensive income	210,820	210,695
Statutory reserve	423,760	423,760
Accumulated deficits	(1,153,126)	(1,675,728)

Total GFRP shareholders’ equity	3,235,654	2,712,927

Non-controlling interest	463,676	432,598

Total equity	3,699,330	3,145,525

TOTAL LIABILITIES AND EQUITY	$8,312,532	$9,347,806

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE, NET
Service revenue	$973,621	$1,503,258	$1,527,877	$1,978,953
Product sales	9,379	36,055	19,165	242,767

Total revenue, net	983,000	1,539,313	1,547,042	2,221,720

COST OF REVENUE (exclusive of depreciation)
Cost of products	5,388	27,828	8,745	135,946

GROSS PROFIT	977,612	1,511,485	1,538,297	2,085,774

OPERATING EXPENSES:
Depreciation and amortization	189,324	182,666	362,537	356,825
General and administrative	171,254	341,992	386,453	542,354
Total operating expenses	360,578	524,658	748,990	899,179

INCOME FROM OPERATIONS	617,034	986,827	789,307	1,186,595

OTHER INCOME (EXPENSE):
Interest income	3,726	26	10,864	88
Interest expense	(3)	-	(4,831)	-
Others	(530)	-	(574)	-
Equity in net income of an unconsolidated affiliate	-	3,441	-	6,716
Total other income	3,193	3,467	5,459	6,804

INCOME BEFORE INCOME TAXES	620,227	990,294	794,766	1,193,399

Income tax expenses	(175,881)	(237,491)	(240,996)	(283,915)

NET INCOME	444,346	752,803	$553,770	$909,484

Net income attributable to non-controlling interest	(23,786)	(36,896)	(31,168)	(44,599)

NET INCOME ATTRIBUTABLE TO GFRP STOCKHOLDERS	$420,560	$715,907	$522,602	$864,885

Other comprehensive income:
- Foreign currency translation gain	40	184,849	125	484,502

COMPREHENSIVE INCOME	$420,600	$900,756	$522,726	$1,349,387

Net income per share attributable to GFRP stockholders – Basic and diluted	$0.01	$0.02	$0.01	$0.02

Weighted average number of GFRP shares outstanding – Basic and diluted	42,079,940	42,079,940	42,079,940	42,079,940

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATION STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
 (Currency expressed in United States Dollars (“US$”))

	Six months ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$522,602	$864,885

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	362,537	356,825
Equity in net income of an unconsolidated affiliate	-	(6,716)
Non-controlling interest	31,168	44,599
Change in operating assets and liabilities:
Trade accounts receivable, net	53,576	(264,322)
Other receivable	6,804	-
Inventories	(25,468)	(51)
Prepayments and deposits	107,160	143,001
Trade accounts payable	(74,159)	(887,603)
Income tax payable	1,170	9,984
Other payables and accrued liabilities	46,029	(50,604)

Net cash provided by operating activities	1,031,419	209,998

Cash flows from investing activities:
Partial payment in relation to the Bao Sai acquisition, net of cash acquired	-	(855,693)
Repayment from an unconsolidated affiliate	-	174,851
Proceeds from repayment of note receivable	-	1,399,768
Repayment of notes payable – related to acquisition of Baosai – related parties	(1,344,846)	-
Purchase of property, plant and equipment	-	(205,069)

Net cash (used in) provided by investing activities	(1,344,846)	513,857

Cash flows from financing activities:
Advances to related companies	-	(49,377)
Contribution from stockholders	-	-
Repayment of notes payable	(219,529)	-
Advance from stockholders	-	219,509
Repayment from stockholders	(1,244)

Net cash provided by (used in) financing activities	(220,733)	170,132

Foreign currency translation adjustment	128	26,383

NET CHANGE IN CASH AND CASH EQUIVALENTS	(534,072)	920,370

CASH AND BANK BALANCE, BEGINNING OF PERIOD	552,398	9,951

CASH AND BANK BALANCE, END OF PERIOD	$18,326	$930,321

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$239,826	$268,328
Cash paid for interest expenses	$4,831	$-

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	GFRP Company Shareholder
	Common stock
	No. of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings (accumulated deficit)	Non-controlling interest	Total

Balance as of December 31, 2008	42,079,940	$42,080	$3,712,120	$210,695	$423,760	$(1,675,728)	$432,598	$3,145,525
Foreign currency translation adjustment	-	-	-	125	-	-	-	125
Net income for the period	-	-	-	-	-	522,602	31,168	553,770

Total comprehensive income	-	-	-	-	-	-	-	553,895
Share of foreign currency translation adjustment by non-controlling interest	-	-	-	-	-		(90)	(90)
Balance as of June 30, 2009	42,079,940	$42,080	$3,712,120	$210,820	$423,760	$(1,153,126)	$463,676	$3,699,330

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

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

GFRP, Hua Long, New Century and Bao Sai are hereinafter referred to as (the “Company”).

NOTE 2 GOING CONCERN AND MANAGEMENT PLAN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2009, the Company had a net working capital deficiency of $2,744,941 that indicates the Company may need additional financing to meet cash requirements for its operations in order to continue as a going concern.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded amounts of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company’s ability to continue as a going concern is depending upon its ability to maintain profitable operations and to obtain additional financing or refinancing as may be required. The Company has generated net income and positive cash inflows from operating activities during the periods ended June 30, 2009. The Company will devote more resources on marketing in order to increase the market share and improve the operating performance. Management believes the Company will generate sufficient cash flow to meet its obligations on a timely basis in the foreseeable future.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009

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

As a result of deconsolidation and the application of the equity method under ARB 51, GFRP had a negative basis in its investment in Medicine, the Equity Investee, because the subsidiary generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in Equity Investee,” is reflected as a single amount on the Company’s consolidated balance sheet as an approximate $785,410 liability as of June 30, 2009. (See Note 14)

Since Medicine’s results are no longer consolidated and GFRP believes that it is not obligated to fund future operating losses at Medicine, any adjustments reflected in Medicine’s financial statements subsequent to May 1, 2007 are not expected to affect the results of operations of GFRP. The reversal of the Company’s liability into income will occur when Medicine commences business and generates operating profit. GFRP will continue to evaluate the equity method investment in Medicine quarterly to review the reasonableness of the liability balance.

Shipping and handling costs

Shipping and handling costs were included in operating expenses. During the six months ended June 30, 2009 and 2008, shipping and handling costs were insignificant.

Advertising costs

Advertising costs are accounted for in accordance with SOP 93-7, “Reporting for Advertising Costs”. No advertising expense was incurred for the six months ended June 30, 2009 and 2008.

Research and development expenses

Research and development costs are charged to expense when incurred and are included in operating expenses.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

During the six months ended June 30, 2009 and 2008, research and development costs expensed to operating expenses were approximately $10,155 and $Nil respectively.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	June 30, 2009	December 31, 2008	June 30, 2008
Periods/year end RMB:US$ exchange rate	6.8319	6.8346	6.8718
Average daily RMB:US$ exchange rate	6.8328	7.0671	7.0726

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009

Recently issued accounting standards (continued)

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

The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2009.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51." SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the Company’s Consolidated Financial Statements. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 was effective beginning in our fiscal 2009. The provisions of SFAS 160 were applied prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon the adoption of SFAS 160, we reclassified the “minority interest” balance previously included in other liabilities of our Consolidated Balance Sheet to a new component of equity. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net income including noncontrolling interest and net income attributable to GFRP. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial position or results of operations.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009

Recently issued accounting standards (continued)

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments." The FSP amends SFAS 107, "Disclosure about Fair Value of Financial Instruments," and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective in the second quarter of 2009. The adoption of the FSP did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary Impairments." The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective in the second quarter of 2009.  The adoption of the FSP did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements" , when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 are effective in the second quarter of 2009. The adoption of the FSP did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

 In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”).  FAS 167 improves financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities (“FIN 46(R)”) , as a result of eliminating the qualifying special-purpose entity (“SPE”) concept in FAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“FAS 166”), and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FAS 167 shall be effective as of January 1, 2010, our first annual reporting period beginning after November 15, 2009.  Earlier application is prohibited.  The adoption of FAS 167 is not currently expected to have a material effect on the Company’s Consolidated Financial Statements.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

Recently issued accounting standards (continued)

        In June 2009, the FASB issued FAS 166, improving the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The FASB undertook this project to address (1) practices that have developed since the issuance of FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  FAS 166 must be applied as of January 1, 2010, the beginning of our first annual reporting period after November 15, 2009. Earlier application is prohibited.   FAS 166 must be applied to transfers occurring on or after the effective date.  Additionally, on and after the effective date, the concept of a qualifying SPE is no longer relevant for accounting purposes.  Therefore, a formerly qualifying SPE should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.   If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation.  The disclosure provisions of FAS 166 should be applied to transfers that occurred both before and after the effective date of this statement.  The adoption of FAS 166 is not currently expected to have a material effect on the Company’s Consolidated Financial Statements.

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

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

January 1, 2008
Acquired assets:
Cash and cash equivalents	$539,790
Accounts receivable, net of reserve for bad debts of $15,222	518,786
Inventories, net	258,365
Amount due from related parties	743,887
Notes receivables, net	2,368,745
Prepayment and other receivables, net	399,712
Plant and equipment, net	1,978,200
Intangible assets, net	154,515
Investment in an unconsolidated affiliate	478,795
Total assets acquired	$7,440,795

Less: Liabilities assumed
Accounts payable, trade	(884,939)
Note payable	(410,172)
Amount due to related parties	(1,039,606)
Other payables and accrued liabilities	(455,658)
Total liabilities assumed	(2,790,375)

Less: Non-controlling interest	(150,209)

Purchase price	$4,500,211

Satisfied by:
Net cash to be paid to acquire Bao Sai	$4,500,211

The sellers of Bao Sai and consideration are as follows:

A non-related party	$616,182

Related parties
Xi’an Bio-sep Biological Filler Engineering Technology Co., Ltd. (a)	$2,170,350
Wang Zhidong (b)	1,143,073
Guo Lizheng (c)	570,606

$3,884,029

(a)	This is a company owned mostly by the major shareholder of the Company.
(b)	This is former director of the Company and a director of Bao Sai.
(c)	This is the brother of the major shareholder of the Company.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

NOTE 4 ACQUISITION OF INTEREST IN BAO SAI (Continued)

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

As of June 30, 2009, the purchase price consideration is payable are as follows:

Repayable on or before Year ending December 31,	Approximately
2009	$1,149,277

Consideration of the acquisition was in RMB and as payment made during the period was accounted for at exchange rate as on the date of payment and amount outstanding as of June 30, 2009 was accounted for at exchange rate at period end, there is a reconciliation difference of $96,594 represented by exchange difference as follows:

Amount paid	$3,254,340
Amounts still outstanding	1,149,277
Exchange difference	(96,594)
Total consideration	$4,500,211

For the six months ended June 30, 2009, the Company made a payment of purchase price consideration totaling $1,344,846 (equivalent to RMB9,189,085).

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

	June 30, 2009	December 31, 2008
	(unaudited)	(unaudited)
Accounts receivable, cost	$1,121,237	$1,174,355
Less: allowance for doubtful accounts	(515,230)	(515,026)

Accounts receivable, net	$606,007	$659,329

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

NOTE 6 NOTE RECEIVABLE, NET

	June 30, 2009	December 31, 2008
	(unaudited)	(unaudited)
Note receivable, cost	$1,097,358	$1,097,358
Less: allowance for doubtful accounts	(1,097,358)	(1,097,358)

Note receivable, net	$-	$-

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

NOTE 7 INVENTORIES, NET

Inventories consisted of the followings:

	(unaudited)	December 31, 2008
	June 30, 2009	(unaudited)

Raw materials	$22,155	$74,270
Work in process	10,873	7,109
Finished goods	641,001	568,318
	674,029	649,697
Less: inventory allowances	(366,139)	(367,390)

Inventories, net	$307,890	$282,307

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

NOTE 8 OTHER RECEIVABLE

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
Other receivable	$1,122,650	$1,122,650
Less: allowance for doubtful accounts	(1,122,650)	(1,122,650)

Other receivable , net	$-	$-

As of June 30, 2009, the balance of $1,122,650 due from a former subsidiary of the Company, represented temporary advance from the Company which was unsecured, interest-free, with a with a fixed repayment term of 5 installments and is due in full, no later than 2013. As of June 30, 2009, the future installments to be received are as follows:

Years ending December 31,
2009	$73,157
2010	131,683
2011	219,472
2012	424,312
2013	274,026

Total:	$1,122,650

NOTE 9 AMOUNT DUE FROM (TO) RELATED PARTIES

(a) Amount due to a stockholder

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)

Due to:
Mr. Lian Guo	$1,951,993	$1,951,203

The amount represented temporary advance to the Company which was unsecured, interest-free and repayable on demand.

(b) Note payable

As of June 30, 2009, note payable to related parties represented payable to ex-shareholder of Xi'an Jiaoda Bao Sai Bio-Technology Co., Ltd for the transfer of their shares to New Century. The amount will be paid to these ex-shareholders preceding December 31, 2009. (Note 4)

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

NOTE 10 PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)

Deposits	$68,069	$77,617
Advances to employees	28,116	25,334
Prepaid expenses for operating purpose	47,185	140,291

	$143,370	$243,242

NOTE 11 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
Buildings	$2,293,130	$2,293,130
Plant and equipment	6,322,678	6,322,678
Motor vehicles	246,806	246,806
Furniture, fixture and office equipment	151,356	151,356
Foreign translation difference	36,840	33,264
	9,050,810	9,047,234
Less: accumulated depreciation	(2,426,521)	(2,067,613)
Less: foreign translation difference	(117,924)	(117,012)

Property, plant and equipment, net	$6,506,365	$6,862,609

The buildings were pledged as security for banking facilities related to the note payable as of December 31, 2008. See also Note 15.

Depreciation expense for the six months ended June 30, 2009 and 2008 were $358,908 and $353,320, respectively.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

NOTE 12 INTANGIBLE ASSETS, NET

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)

Technical know-how	$1,131,064	$1,131,064
Less: accumulated impairment charge	(1,131,064)	(1,131,064)

Net book value	$-	$-

As of June 30, 2009, the carrying value of the technical know-how was stated as zero. The Company recognized a full impairment charge before the acquisition of Bao Sai for recoverability test.

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

The lease expenses on operating lease prepaid for the six months ended June 30, 2009 and 2008 was $3,629 and $3,505, respectively. The estimated amount to be expensed on operating lease prepaid over each of the next five years and thereafter is $7,258 per annum.

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

As of June 30, 2009, the investment in an unconsolidated affiliate is presented as follows:-

Investment in Medicine at the date of acquisition	$106,804
Amount due from Medicine	1,103,046
Less: allowance for doubtful accounts	(1,103,046)
Share of accumulated losses in Medicine at date of loss of control	(870,823)
Foreign translation difference	(21,391)

Loss in excess of investment in unconsolidated affiliate	$(785,410)

The balance of $1,103,046 due from Medicine represented a temporary advance from the Company which was unsecured and interest-free with a fixed repayment term of 4 installments and is due in full, no later than 2012. As of June 30, 2009, the future installments to be received are as follows:

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

Years ending December 31,
2009	$235,407
2010	292,573
2011	292,573
2012	282,493

Total:	$1,103,046

NOTE 15 NOTE PAYABLE

The notes payable was repaid in February 2009 and the related charge on the property secured (Note 11) was released accordingly.

NOTE 16 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the followings:

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
Business tax payable	$82,587	$82,554
Government levy payable	14,945	20,321
Salaries and welfare payable	98,019	100,405
Temporary advances	190,041	161,491
Customer deposits	44,790	8,457
Accrued expenses	72,474	83,413

	$502,856	$456,641

NOTE 17 INCOME TAXES

The PRC subsidiaries within the Group are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate, i.e. the PRC. The statutory PRC Enterprise Income Tax rate (“EIT”) for the six months ended June 30, 2009 and 2008 is generally 25%.

The Company’s income tax consisted of:

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)

Current – PRC	$240,996	$46,424
Deferred	-	-

	$240,996	$46,424

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

A reconciliation of the provision for income taxes determined at PRC EIT to the Company’s effective income tax rate is as follows:

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)

Pre-tax income	$794,766	$210,105
PRC EIT	25%	25%
Income tax computed at PRC EIT	198,691	52,526
Reconciling items:
Loss not recognized as deferred tax assets	46,476	-
Non-deductible expenses	-	3,495
Net operating loss carryforwards	-	(9,597)
Others	(4,171)	-

Effective tax expense	$240,996	$46,424

On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%.

Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax assets and liabilities as of June 30, 2009 were as follows:

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
Deferred tax assets:
- Net operating loss carryforwards	261,253	214,777
- Allowance for doubtful debts	956,519	956,519
	1,217,772	1,171,296
Less: valuation allowance	(1,217,772)	(1,171,296)

Net deferred tax assets	$-	$-

As of June 30, 2009 and 2008, full valuation allowance was provided to the deferred tax assets due to the uncertainty surrounding their realization.

NOTE 18 SEGMENT REPORTING  DON’T WE ALSO NEED SEGMENT REPORTING FOR THE 3 MONTHS ENDED JUNE 30, 2009?

The Company’s business units have been aggregated into two reportable segments, as defined by SFAS No. 131:

☐	Medical Business – joint operation of PET Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center in the PRC.

☐	Extraction Business – extraction of raw materials to medicine ingredients and distribution of extracted ingredients for medicine manufacturing uses.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

The Company operates these segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the periods ended June 30, 2009 and 2008. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

Summary of financial information concerning the Company’s reportable segments is shown in the following table for the three months ended June 30, 2009 and 2008:

	Three months ended June 30, 2009
	Medical Business	Extraction Business	Total
	(unaudited)	(unaudited)	(unaudited)

Net revenues	$973,621	$9,379	$983,000
Cost of revenues	-	(5,388)	(5,388)

Gross profit	$973,621	$3,991	$977,612
Depreciation and amortization	$142,255	$47,069	$189,324
Net income (loss)	$538,254	$(86,526)	$451,728

Expenditure for long-lived assets	$-	$-	$-

	Three months ended March 31, 2008
	Medical Business	Extraction Business	Total
	(unaudited)	(unaudited)	(unaudited)

Net revenues	$1,122,457	$416,856	$1,539,313
Cost of revenues	-	(27,828)	(27,828)

Gross profit	$1,122,457	$389,028	$1,511,485
Depreciation and amortization	$138,436	$44,230	$182,666
Net income	$654,184	$61,723	$715,907

Expenditure for long-lived assets	$23,038	$213	$23,251

Summary of financial information concerning the Company’s reportable segments is shown in the following table for the six months ended June 30, 2009 and 2008:

	Six months ended June 30, 2009
	Medical Business	Extraction Business	Total
	(unaudited)	(unaudited)	(unaudited)

Net revenues	$1,527,877	$19,165	$1,547,042
Cost of revenues	-	(8,745)	(8,745))

Gross profit	$1,527,877	$10,420	$1,538,297
Depreciation and amortization	$267,698	$94,839	$362,537
Net income (loss)	$739,673	$(185,903)	$553,770

Expenditure for long-lived assets	$-	$-	$-

	Six months ended June 30, 2008
	Medical Business	Extraction Business	Total
	(unaudited)	(unaudited)	(unaudited)

Net revenues	$1,598,152	$623,568	$2,221,720
Cost of revenues	-	(135,946)	(135,946)

Gross profit	$1,598,152	$487,622	$2,085,774
Depreciation and amortization	$270,023	$86,802	$356,825
Net income	$766,052	$98,833	$864,885

Expenditure for long-lived assets	$190,269	$14,800	$205,069

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

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

The following table sets forth the computation of basic and diluted net income per share for the periods ended June 30, 2009 and 2008:

	Six months ended June 30,
	2009	2008

	(unauidted)	(unauidted)
Basis and diluted net income per share calculation
Numerator:
- Net income in computing basic and diluted net income per share	$522,602	$864,885

Denominator:
- Weighted average ordinary shares outstanding	42,079,940	42,079,940
Basic and diluted net income per share	$0.01	$0.02

NOTE 20 STOCK-BASED COMPENSATION

The Board of Directors has authorized and GFRP has established the 2002 Incentive and Non-qualified Stock Option Plan (“the Plan”) under which GFRP may grant to employees, officers, directors, attorneys, consultants or other advisers of the Company or affiliated companies up to 10,000,000 shares of GFRP’s common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of June 30, 2009 and 2008, no options or shares have been granted under the Plan.

NOTE 21 CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC, Hua Long, New Century and Bao Sai are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Hua Long, New Century and Bao Sai are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $5,091 and $8,307 for the periods ended June 30, 2009 and 2008, respectively.

NOTE 22 CONCENTRATION AND RISK

(a) Major customers

For both periods ended June 30, 2009 and 2008, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

For the six months ended June 30, 2009, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of June 30, 2009, this customer accounted for 99% or $1,616,800 of the Company’s revenues and 44% or $488,669 of accounts receivable.

For the six months ended June 30, 2008, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of June 30, 2008, this customer accounted for 72% of the Company’s revenues

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

NOTE 22 CONCENTRATION AND RISK (continued)

and 37% of accounts receivable, amounting to $1,596,152 and $168,915, respectively.

(b) Major vendors

For the six months ended June 30, 2009, one vendor represented more than 10% of the Company’s purchases and accounts payable, respectively.

For the six months ended June 30, 2008, one vendor represented more than 10% of the Company’s purchases and accounts payable, respectively.

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

NOTE 23 COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company has entered into operating leases related to office space under non-cancelable agreement expired through June 2009.

As of June 30, 2009, total future lease commitment was as follows:

Reminder of 2009	$	Nil

Rental expense for the six months ended June 30, 2009 and 2008 totaled approximately $1,054 and $3,054, respectively.

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

New Century, formerly Shan Xi New Century Technology Investment Development Company Ltd., owns radiology and oncology equipment and provides it to Tangdu Hospital in Shan Xi province, which is affiliated with the Fourth Military Medical University. New Century currently owns three different devices used for radiological imaging for the brain and body and cancer treatment. The Company’s medical equipment is used in Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”).  The Center averaged approximately 217 cases per month for the first six months of 2009, compared to 188 cases per month in the same period of 2008, New Century is paid a percentage of profits from the Center.

Pursuant to the Purchase Agreement dated January 1, 2008, by and among New Century and the holders of all 60,000,000 shares of the capital stock of Bao Sai, the Company acquired 58,060,000 shares of its capital stock of Bao Sai, or 96.77% of its common stock, as of January 1, 2008.

Supplemental Agreements executed on August 14, 2008 set the aggregate purchase price for the shares at $4,500,211.  The Purchase Agreement set forth that the purchase price of the 58,060,000 shares would equal Bao Sai’s net asset value based on Bao Sai’s audited financial statements for the fiscal year ended December 31, 2007 prepared in accordance with Generally Accepted Accounting Principals.  The net asset value was $4,650,420.

Pursuant to the Supplemental Agreements, the Company will pay an aggregate purchase price of RMB 15,873,030 yuan to Xi’an Bio-sep Biological Filler Engineering Technology Co., Ltd. for 46.67% of the Bao Sai stock (28 million shares) in two installments.  For the year ended December 31, 2008, the Company made a payment of purchase price consideration totaling $2,322,436. As of June 30, 2009, we still have note payable in the amount of $1,149,277 due on December 31, 2009.

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

New Century’s strategic purchase of Bao Sai provides us with key technology in the biotech purification field and in chromatography and an experienced R&D team.   The acquisition increased the number of our full time employees by about 50.  The Bao Sai employees are primarily in sales, research and development and administrative areas.

The Company believes that it has strong prospects of increasing its overall market share and revenues. Management believes that Bao Sai’s business has good growth potential and its revenue will increase in the second half of 2009 as Bao Sai recovers from the effect of the worldwide financial crisis .  The Center’s diagnostic imaging and radiation oncology treatments and equipment are all covered by the Chinese national medical insurance system, which provides greater assurance that the Company will continue to generate reliable revenues from the Center.  .  We have no plans to purchase or sell any plant or equipment.  We experience little, if any, seasonality in our business.

RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2009

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that August be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop and deliver our services on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

Revenues

Through the second quarter of 2009, we continued to realize our revenues from the business operations of two subsidiaries: New Century and Bao Sai. New Century owns radiology and oncology equipment and provides it to Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”) in Shaan Xi province, which is affiliated with the Fourth Military Medical University. New Century currently owns three different devices used for radiological imaging for the brain and body and cancer treatment. New Century receives a percentage of profits from the Center. We recognize net revenues based on the total amount received from the patients during the month, less the monthly operating costs incurred at the centers. The service revenues were recorded when services are received by the customers and realized the amounts net of provisions for discounts, allowance and taxes which are recognized at the time of services performed.

The revenue from our operation of the Center decreased from $1,503,258 for the quarter ended June 30, 2008 to $973,621 for the same period of 2009 and. decreased from $1,978,953 during the six months ended June 30, 2008 to $ 1,527,877 during the six months ended June 30, 2009. During the second quarter of 2009, the Center, on average handled approximately 217 cases per month, compared to 188 cases per month in the same period of 2008.  Revenues from our operation of the Center declined, despite more cases, in part because the respective profit sharing ratios between us and the Center changed. New Century receives 70% of the revenues of the Centers in 2009 compared to 80% in 2008. Similarly, our production sales from our Bao Sai subsidiary also decreased from $623,568 during the six months ended June 30, 2008 to $19,165 during the six month ended June 30, 2009. Baosai’s revenue decrease so much from 2008 to 2009 principally as a result of the financial crisis affecting its customers. .

As a result, our overall revenues for the second quarter of 2009 slightly decreased to $983,000 from $1,539,313 for the same period ended June 30, 2009. Likewise, our overall revenue decreased from $2,221,720 during the six months ended June 30, 2008 to $1,547,042 during the six months ended June 30, 2009. This decrease was attributed to our business adjustment after our acquisition of a new subsidiary Bao Sai in August 2008. Our Bao Sai operation was still in a developmental stage.  We expect it will put us in a stronger position for increasing our market share and revenue later in 2009 because we believe the market for its services provides significant opportunities for growth.

Expenses

Accordingly, our operating expenses for the second quarter of 2009 was reduced to $360,578, a decrease of $164,080 or 31% from $524,658 for the same period of 2008. Our operating expenses during the six months ended June 30, 2009 was reduced to $748,990, a decrease of $ 150,189 or 16.7% to $ 899,179 during the six months ended June 30, 2008.  The reduction in our operating expenses was due primarily to the decrease of our business scope and scale as a result of our acquisition of Bao Sai in August 2008, despite of the increased number of our full time employees by about 52 as of June 30, 2009 as a result of the acquisition.

Net Income

Our net income during the three and six months ended June 30, 2009 was $444,346 and $553,770 respectively, compared to $752,803 and $909,484 during the three and six months ended June 30, 2008.  The reduction of our net income was primarily due to our decreased revenue as a result of our business adjustment after our acquisition of Bao Sai. As we complete our business adjustment and our operation of Bao Sai expands in the future, we expect our net income to increase.

We expect to be profitable during fiscal year 2009 through the implementation of our marketing strategies. However, we cannot be certain that we will be able to successfully implement our marketing strategies and revenues may decline in 2009 compared to 2008 or, therefore, that we will be profitable.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the six and three months ended June 30, 2009, the effect of converting our financial results to Dollars was to add $125 and $40 to our comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, cash in the bank decreased to $18,326, compared to $552,398 as of December 31, 2008. This decline is primarily due to repayment of $1,344,846 of notes payable to related parties arising from the acquisition of Bao Sai. Our Cash flows provided by operating activities were $1,031,419 for six months ended June 30, 2009; a significant increase of $821,421 or 391% compared to cash flows of $209,998 from operating activities for the same period ended June 30, 2008. The increase in the positive cash flows from operations for the first six months of 2009 was due primarily to the substantial increase of collected accounts receivable of $53,576 from ($ 264,322) for the six months of 2008, and substantial reduction of our trade accounts payable to ($74,159) for the first six months of 2009 from ($887,603) for the same period of 2008.

However, cash flows used in investment activities were $(1,344,846) for the six months ended June 30, 2009, which was used to repay the notes payable to related parties. .Meanwhile, cash flows used in financing activities were $(220,733) for the six months ended June 30, 2009.

Our stockholders’ equity increased from $2,712,927 at December 31, 2008 to $3,235,654 at June 30, 2009.

In connection with the purchse of Bao Sai, we still have a note payable in the amount of $1,149,277 due on December 31, 2009 for the balance of the purchase price.  We may not be able to generate sufficient cash to satisfy this obligation from internally generated funds. In such event, we would need to obtain funds from related parties or outside sources or seek to renegotiate the terms of the loan, of which there can be no assurance.

In addition, allowance for doubtful accounts receivable was $515,230 as of June 30, 2009 ($515,026 recorded as a doubtful account receivable on December 31, 2008) with total accounts receivable totaling $1,121,237, compared to $1,196,511 as of June 30, 2008. The inability to collect more outstanding receivables can adversely affect our operations.  The Center accounted for 81% of our accounts receivable as of June 30, 2009.

On September 3, 2007, the Company’s newly acquired subsidiary, Bao Sai, disposed of its investment in 75% of HuaYang for a cash consideration of $1,097,358 (equivalent to RMB7, 500,000). The balance was unsecured and interest-free and repayable in 4 installments due in full, by December 31, 2008. However, the balance was overdue as of December 31, 2008, and additional agreement was entered into by both parties to extend the payment term up to December 31, 2009. As collectibility has been considered doubtful, an allowance of doubtful debt was made fully on the notes receivable.  The failure of the Company to collect this receivable has adversely affected the Company’s liquidity.

We also advanced to Xi’an Bao Sai Medicine Co., Ltd (“Medicine”) a loan in the principal amount of $1,103,046 which was unsecured and interest-free. The loan is repayable in four equal annual installments commencing December 31, 2009 through December 31, 2012. The Company leased Bao Sai’s business license for an annual fixed return. Bao Sai has a 75% equity interest in Medicine.

Overall, we have funded our cash needs from inception through June 30, 2009 primarily with a series of debt and equity transactions, including note payable to related parties of $1,149,277, accounts payable of $50,580, and amount due to stockholders of $1,951,993.  At June 30, 2009, we have a negative working capital of ($2,744,941). If we are unable to receive additional cash from our related parties, we need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended June 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GFR PHARMACEUTICALS, INC.

DATE: August 13 , 2009	By:	s/Zhan Yan Ding
Zhao Yan Ding, Chief Executive Officer

	By:	/s/Zhong Ya Li
Zhong Ya Li, the Principal Financial Officer