Form 10-Q
period 2009-09-30
GFR PHARMACEUTICALS INC
filed 2009-11-16
CIK 1096294

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the ExchangeAct). Yes ☐   No☒

The number of shares of common stock, no par value per share, outstanding as of November 11, 2009 was 42,079,940

GFR PHARMACEUTICALS INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GFR PHARMACEUTICALS INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$30,289	$552,398
Trade accounts receivable, net	591,896	659,329
Note receivable, net	-	-
Inventories, net	308,688	282,307
Prepayments and other receivables	221,160	243,242
Other receivable, net	-	-
Amount due from unconsolidated affiliate, net of allowance of $1,103,046	-	-
Operating lease prepaid - current portion	7,261	7,255

Total current assets	1,159,294	1,744,531

Non-current assets:
Property, plant and equipment, net	6,337,121	6,862,609
Intangible asset, net	-	-
Operating lease prepaid – non-current portion	145,521	150,844
Long term prepayment	569,276	589,822

TOTAL ASSETS	$8,211,212	$9,347,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Amount due to a related party	$1,954,178	$1,951,203
Note payable, related parties	563,296	2,493,318
Trade accounts payable	123,457	124,700
Note payable	-	219,472
Income tax payable	156,809	171,847
Other payables and accrued liabilities	530,398	456,641

Total current liabilities	3,328,138	5,417,181

Loss in excess of investment in unconsolidated affiliate	785,744	785,100

Total liabilities	4,113,882	6,202,281

COMMITMENTS AND CONTINGENCIES (Note 23)

GFRP Company stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 shares issued and outstanding as of September 30, 2009 and December 31, 2008	42,080	42,080
Additional paid-in capital	3,712,120	3,712,120
Accumulated other comprehensive income	211,170	210,695
Statutory reserve	423,760	423,760
Accumulated deficits	(777,049)	(1,675,728)

Total GFRP shareholders’ equity	3,612,081	2,712,927

Non-controlling interest	485,249	432,598

Total equity	4,097,330	3,145,525

TOTAL LIABILITIES AND EQUITY	$8,211,212	$9,347,806

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE, NET
Service revenue	$896,387	$941,336	$2,424,264	$2,517,325
Product sales	113,091	87,011	132,256	329,778

Total revenue, net	1,009,478	1,028,347	2,556,520	2,847,103

COST OF REVENUE (exclusive of depreciation)
Cost of products	126,476	79,471	135,212	215,417

GROSS PROFIT	883,011	948,876	2,421,308	2,631,686

OPERATING EXPENSES:
Depreciation and amortization	175,065	186,441	537,602	543,265
General and administrative	156,827	206,506	543,280	748,860
Total operating expenses	331,892	392,947	1,080,882	1,292,125

INCOME FROM OPERATIONS	551,119	555,929	1,340,426	1,339,561

OTHER INCOME (EXPENSE):
Interest income	6,074	6,151	16,938	6,239
Rental income	-	158,556	-	561,520
Interest expense	-	-	(4,831)	-
Others	-	-	(574)	-
Equity in net income of an unconsolidated affiliate	-	3,464	-	10,180
Total other income	6,074	168,171	11,533	577,939

INCOME BEFORE INCOME TAXES	557,193	724,100	1,351,959	1,917,500

Income tax expenses	(159,543)	(180,426)	(400,539)	(464,341)

NET INCOME	397,650	543,674	$951,420	$1,453,159

Net income attributable to non-controlling interest	(21,573)	(27,431)	(52,741)	(72,030)

NET INCOME ATTRIBUTABLE TO GFRP STOCKHOLDERS	$376,077	$516,243	$898,679	$1,381,129

Other comprehensive income:
- Foreign currency translation gain	350	22,193	475	506,694

COMPREHENSIVE INCOME	$376,427	$538,436	$899,154	$1,887,823

Net income per share attributable to GFRP stockholders – Basic and diluted	$0.01	$0.01	$0.02	$0.03

Weighted average number of GFRP shares outstanding – Basic and diluted	42,079,940	42,079,940	42,079,940	42,079,940

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATION STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
 (Currency expressed in United States Dollars (“US$”))

	Nine months ended September 30,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$898,679	$1,381,129

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	537,602	543,265
Equity in net income of an unconsolidated affiliate	-	(10,180)
Non-controlling interest	52,741	72,030
Change in operating assets and liabilities:
Trade accounts receivable, net	67,943	(291,075)
Other receivable	(42,374)	-
Inventories	(26,137)	(6,127)
Prepayments and deposits	85,666	188,124
Trade accounts payable	(1,345)	(802,990)
Income tax payable	(13,045)	(46,794)
Other payables and accrued liabilities	71,222	7,809

Net cash provided by operating activities	1,630,952	1,035,191

Cash flows from investing activities:
Partial payment in relation to the Bao Sai acquisition, net of cash acquired	-	(864,709)
Repayment from an unconsolidated affiliate	-	176,694
Proceeds from repayment of note receivable	-	1,414,516
Repayment of notes payable – related to acquisition of Bao Sai – related parties	(1,931,162)	-
Purchase of property, plant and equipment	(1,291)	(207,230)

Net cash (used in) provided by investing activities	(1,932,453)	519,271

Cash flows from financing activities:
Advances to related companies	-	(49,897)
Repayment of notes payable	(219,549)	-
Advance from stockholders	-	221,821
Repayment from stockholders	(1,244)

Net cash (used in) provided by financing activities	(220,793)	171,924

Foreign currency translation adjustment	185	36,484

NET CHANGE IN CASH AND CASH EQUIVALENTS	(522,109)	1,762,870

CASH AND BANK BALANCE, BEGINNING OF PERIOD	552,398	9,951

CASH AND BANK BALANCE, END OF PERIOD	$30,289	$1,772,821

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$400,539	$491,301
Cash paid for interest expenses	$4,831	$-

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	GFRP Company Shareholder
				Accumulated		Retained
	Common stock		Additional	other		earnings
	No. of		paid-in	comprehensive	Statutory	(accumulated	Non-controlling
	shares	Amount	capital	income	reserve	deficit)	interest	Total
Balance as of December 31, 2008 (Audited)	42,079,940	$42,080	$3,712,120	$210,695	$423,760	$(1,675,728)	$432,598	$3,145,525
Foreign currency translation adjustment	-	-	-	475	-	-	-	475
Net income for the period	-	-	-	-	-	898,679	52,741	951,420
Total comprehensive income	-	-	-	-	-	-	-	951,895
Share of foreign currency translation adjustment by non-controlling interest	-	-	-	-	-		(90)	(90)
Balance as of September 30, 2009 (Unaudited)	42,079,940	$42,080	$3,712,120	$211,170	$423,760	$(777,049)	$485,249	$4,097,330

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

GFRP, Hua Long, New Century and Bao Sai are hereinafter referred to as (the “Company”).

NOTE 2 GOING CONCERN AND MANAGEMENT PLAN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2009, the Company had a net working capital deficiency of $2,168,844 that indicates the Company may need additional financing to meet cash requirements for its operations in order to continue as a going concern.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded amounts of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company’s ability to continue as a going concern is depending upon its ability to maintain profitable operations and to obtain additional financing or refinancing as may be required. The Company has generated net income and positive cash inflows from operating activities during the periods ended September 30, 2009. The Company will devote more resources on marketing in order to increase the market share and improve the operating performance. Management believes the Company will generate sufficient cash flow to meet its obligations on a timely basis in the foreseeable future.

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

Equity Method of Accounting

Under FASB ASC 860-10-60 (formerly Accounting Research Bulletin No. 51 “Consolidation of Financial Statements (as Amended)” (“ARB 51”)), consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owner. From May 1, 2007, GFRP’s subsidiary Medicine ceased business and leased out its business license. Accordingly, GFRP deconsolidated Medicine and accounted Medicine for under the equity method of accounting.

Generally accepted accounting principles require that the investment in the investee be reported using the equity method under FASB ASC 323-10-15 (formerly Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”) when an investor corporation can exercise significant influence over the operations and financial policies of an investee corporation. When the equity method of accounting is used, the investor initially records the investment in the stock of an investee at cost. The investment account is then adjusted to recognize the investor’s share of the income or losses of the investee when it is earned by the investee. Such amounts are included when determining the net income of the investor in the period they are reported by the investee.

As a result of deconsolidation and the application of the equity method under FASB ASC 860-10-60, GFRP had a negative basis in its investment in Medicine, the Equity Investee, because the subsidiary generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in Equity Investee,” is reflected as a single amount on the Company’s consolidated balance sheet as an approximate $785,744 liability as of September 30, 2009. (See Note 14)

Since Medicine’s results are no longer consolidated and GFRP believes that it is not obligated to fund future operating losses at Medicine, any adjustments reflected in Medicine’s financial statements subsequent to May 1, 2007 are not expected to affect the results of operations of GFRP. The reversal of the Company’s liability into income will occur when Medicine commences business and generates operating profit. GFRP will continue to evaluate the equity method investment in Medicine quarterly to review the reasonableness of the liability balance.

Shipping and handling costs

Shipping and handling costs were included in operating expenses. During the nine months ended September 30, 2009 and 2008, shipping and handling costs were $80,956 and $72,836 respectively.

Advertising costs

Advertising costs are accounted for in accordance with FASB ASC 720-35 (formerly SOP 93-7, “Reporting for Advertising Costs”). No advertising expense was incurred for the nine months ended September 30, 2009 and 2008.

Research and development expenses

Research and development costs are charged to expense when incurred and are included in operating expenses. During the nine months ended September 30, 2009 and 2008, research and development costs expensed to operating expenses were approximately $27,906 and $524,042 respectively.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

Research and development expenses (Continued)

Comprehensive income

FASB ASC 220-10 (formerly SFAS No. 130, “Reporting Comprehensive Income”), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during the period from non-owner sources. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with FASB ASC 830-10-15 (formerly SFAS No 52. “Foreign Currency Translation”), using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Recently issued accounting standards

Foreign currency

The Company uses United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. However, the Company maintains the books and records in its functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which its operations are conducted. In general, the Company translates its assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:-
	As of September 30, 2009	As of December 31, 2008
Balance sheet items, except for equity accounts	US$1=RMB6.8290	US$1=RMB6.8346

Nine months ended September 30,
	2009	2008
Items in the statements of income and cash flows	US$1=RMB6.8322	US$1=RMB6.9989

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

Recently issued accounting standards (continued)

Fair value measurements

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.
Level 2 -
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying values of cash and cash equivalents, trade receivables and payables, and short-term debts approximate their fair values due to their short maturities.

There were no assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009.

In June 2009, the FASB established the FASB Accounting Standards CodificationTM (ASC) as the single source of authoritative U.S generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did not change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. The ASC has been effective for the Company effective July 1, 2009. Adoption of the ASC did not have a material impact on the Company’s Condensed Consolidated Financial Statements, but references in the Company’s Notes to Consolidated Financial Statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

Effective January 1, 2009, the first day of fiscal 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date.  The adoption of these revised provisions had no impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 815-10-65 (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses., This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

During 2008, the Company adopted FASB ASC 820-10 (formerly FSP FAS 157-2, "Effective Date of FASB Statement 157"), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, the Company adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

Recently issued accounting standards (continued)

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51"), which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement.  The adoption of the provisions in this ASC did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 805-10, (formerly SFAS 141R, "Business Combinations"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired.  In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with our fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

Effective January 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies"), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. FSP The adoption of ASC 805-20 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, "Interim Disclosures about Fair Value of Financial Instruments"), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments"). Under ASC 320-10-65, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, ASC 320-10-65 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 820-10-65 (formerly FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on the

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

Recently issued accounting standards (continued)

Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 855-10 (formerly SFAS 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Adoption of ASC 855-10 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

New accounting pronouncements to be adopted

In December 2008, the FASB issued ASC 715, Compensation – Retirement Benefits (formerly FASB FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”), which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The Company is required to adopt these disclosure requirements  in the fourth quarter of 2009. It is expected the adoption of these disclosure requirements will have no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (not yet reflected in FASB ASC). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), “Consolidation of Variable Interest Entities.” The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal year beginning January 1, 2010), for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (not yet reflected in FASB ASC). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009  (i.e. the Company’s fiscal year beginning January 1, 2010), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. As such, the Company will adopt this Statement for interim and annual periods ending after January 1, 2010.  It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In August, 2009, the FASB issued ASC Update No. 2009-05 (“Update 2009-05”) to provide guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, "Fair Value  Measurements").  The Company is required to adopt Update 2009-05 in the fourth quarter of 2009.  It is expected the adoption of this Update will have no material effect on the Company’s Consolidated Financial Statements.

In October 2009, the FASB concurrently issued the following ASC Updates:

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

Recently issued accounting standards (continued)

•           ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3) . This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

•           ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011.  The Company is currently evaluating the potential impact these standards may have on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements upon adoption.

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

NOTE 4 ACQUISITION OF INTEREST IN BAO SAI (Continued)

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

$3,884,029

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

NOTE 4 ACQUISITION OF INTEREST IN BAO SAI (Continued)

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

As of September 30, 2009, the purchase price consideration is payable are as follows:

Repayable on or before Year ending December 31,	Approximately
2009	$563,296

Consideration of the acquisition was in RMB and as payment made during the period was accounted for at exchange rate as on the date of payment and amount outstanding as of September 30, 2009 was accounted for at exchange rate at period end, there is a reconciliation difference of $96,594 represented by exchange difference as follows:

Amount paid	$4,253,598
Amounts still outstanding	563,296
Exchange difference	(316,683)
Total consideration	$4,500,211

For the nine months ended September 30, 2009, the Company made a payment of purchase price consideration totaling $1,931,162 (equivalent to RMB13,194,085).

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

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)

Accounts receivable, cost	$1,107,345	$1,174,355
Less: allowance for doubtful accounts	(515,449)	(515,026)

Accounts receivable, net	$591,896	$659,329

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

NOTE 6 NOTE RECEIVABLE, NET

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)

Note receivable, cost	$1,097,358	$1,097,358
Less: allowance for doubtful accounts	(1,097,358)	(1,097,358)

Note receivable, net	$-	$-

On September 3, 2007, the Company’s newly acquired subsidiary, Bao Sai, disposed of its investment in 75% of HuaYang for a cash consideration of $1,097,358 (equivalent to RMB7,500,000). The balance was unsecured and interest-free and repayable in 4 installments due in full, by December 31, 2008. However, the balance was overdue as of December 31, 2008, and additional agreement was entered into by both parties to extend the payment term up to December 31, 2009. As collectability has been considered doubtful, an allowance of doubtful debt was made fully on the notes receivable.

NOTE 7 INVENTORIES, NET

Inventories consisted of the followings:

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)

Raw materials	$20,451	$74,270
Work in process	17,420	7,109
Finished goods	636,144	568,318
	674,015	649,697
Less: inventory allowances	(365,327)	(367,390)

Inventories, net	$308,688	$282,307

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

NOTE 8 OTHER RECEIVABLE

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)

Other receivable	$1,122,650	$1,122,650
Less: allowance for doubtful accounts	(1,122,650)	(1,122,650)

Other receivable , net	$-	$-

As of September 30, 2009, the balance of $1,122,650 due from a former subsidiary of the Company, represented temporary advance from the Company which was unsecured, interest-free, with a with a fixed repayment term of 5 installments and is due in full, no later than 2013. As of September 30, 2009, the future installments to be received are as follows:

Years ending December 31,
2009	$73,157
2010	131,683
2011	219,472
2012	424,312
2013	274,026

Total:	$1,122,650

NOTE 9 AMOUNT DUE TO RELATED PARTIES

(a) Amount due to a stockholder

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)

Due to:
Mr. Lian Guo	$1,954,178	$1,951,203

The amount represented temporary advance to the Company which was unsecured, interest-free and repayable on demand.

(b) Note payable

As of September 30, 2009, note payable to related parties represented payable to ex-shareholder of Xi'an Jiaoda Bao Sai Bio-Technology Co., Ltd for the transfer of their shares to New Century. The amount will be paid to these ex-shareholders preceding December 31, 2009. (Note 4)

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

NOTE 10 PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)

Deposits	$65,926	$77,617
Advances to employees	79,505	25,334
Prepaid expenses for operating purpose	75,729	140,291

	$221,160	$243,242

NOTE 11 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)

Buildings	$2,293,130	$2,293,130
Plant and equipment	6,322,678	6,322,678
Motor vehicles	246,806	246,806
Furniture, fixture and office equipment	152,616	151,356
Foreign translation difference	40,715	33,264
	9,055,945	9,047,234
Less: accumulated depreciation	(2,426,521)	(2,067,613)
Less: foreign translation difference	(292,303)	(117,012)

Property, plant and equipment, net	$6,337,121	$6,862,609

The buildings were pledged as security for banking facilities related to the note payable as of December 31, 2008. See also Note 15.

Depreciation expense for the nine months ended September 30, 2009 and 2008 were $532,159 and $537,951, respectively.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

NOTE 12 INTANGIBLE ASSETS, NET

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)

Technical know-how	$1,131,064	$1,131,064
Less: accumulated impairment charge	(1,131,064)	(1,131,064)

Net book value	$-	$-

As of September 30, 2009, the carrying value of the technical know-how was stated as zero. The Company recognized a full impairment charge before the acquisition of Bao Sai for recoverability test.

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

The lease expenses on operating lease prepaid for the nine months ended September 30, 2009 and 2008 was $1,815 and $3,505, respectively. The estimated amount to be expensed on operating lease prepaid over each of the next five years and thereafter is $2,420 per annum.

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

As of September 30, 2009, the investment in an unconsolidated affiliate is presented as follows:-

Investment in Medicine at the date of acquisition	$106,804
Amount due from Medicine	1,103,046
Less: allowance for doubtful accounts	(1,103,046)
Share of accumulated losses in Medicine at date of loss of control	(870,823)
Foreign translation difference	(21,725)

Loss in excess of investment in unconsolidated affiliate	$(785,744)

The balance of $1,103,046 due from Medicine represented a temporary advance from the Company which was unsecured and interest-free with a fixed repayment term of 4 installments and is due in full, no later than 2012. As of September 30, 2009, the future installments to be received are as follows:

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

NOTE 14 INVESTMENT IN AN UNCONSOLIDATED AFFILIATE (Continued)

Years ending December 31,
2009	$235,407
2010	292,573
2011	292,573
2012	282,493

Total:	$1,103,046

NOTE 15 NOTE PAYABLE

The notes payable was repaid in February 2009 and the related charge on the property secured (Note 11) was released accordingly.

NOTE 16 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the followings:

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
Business tax payable	$15,646	$82,554
Government levy payable	9,512	20,321
Salaries and welfare payable	96,327	100,405
Temporary advances	280,200	161,491
Customer deposits	44,809	8,457
Accrued expenses	83,904	83,413

	$530,398	$456,641

NOTE 17 INCOME TAXES

The PRC subsidiaries within the Group are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate, i.e. the PRC. The statutory PRC Enterprise Income Tax rate (“EIT”) for the nine months ended September 30, 2009 and 2008 is generally 25%.

The Company’s income tax consisted of:

	Nine months ended September 30,
	2009	2008

Current – PRC	$400,539	$464,341
Deferred	-	-

	$400,539	$464,341

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

NOTE 17 INCOME TAXES (Continued)

A reconciliation of the provision for income taxes determined at PRC EIT to the Company’s effective income tax rate is as follows:

	Nine months ended September 30,
	2009	2008

Pre-tax income	$1,351,959	$1,938,500
PRC EIT	25%	25%
Income tax computed at PRC EIT	337,990	484,625
Reconciling items:
Loss not recognized as deferred tax assets	68,806	-
Non-deductible expenses	(6,257)	3,947
Net operating loss carryforwards	-	(24,231)

Effective tax expense	$400,539	$464,341

On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%.

Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax assets and liabilities as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
Deferred tax assets:
- Net operating loss carryforwards	290,998	214,777
- Allowance for doubtful debts	956,519	956,519
	1,247,517	1,171,296
Less: valuation allowance	(1,247,517)	(1,171,296)

Net deferred tax assets	$-	$-

As of September 30, 2009 and December 31, 2008, full valuation allowance was provided to the deferred tax assets due to the uncertainty surrounding their realization.

NOTE 18 SEGMENT REPORTING

The Company’s business units have been aggregated into two reportable segments, as defined by FASB ASC 280-10 (formerly SFAS No. 131):

☐	Medical Business – joint operation of PET Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center in the PRC.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

☐	Extraction Business – extraction of raw materials to medicine ingredients and distribution of extracted ingredients for medicine manufacturing uses.

The Company operates these segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the periods ended September 30, 2009 and 2008. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

Summary of financial information concerning the Company’s reportable segments is shown in the following table for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30, 2009
	Medical Business	Extraction Business	Total
	(unaudited)	(unaudited)	(unaudited)

Net revenues	$2,424,264	$132,256	$2,556,520
Cost of revenues	-	(135,212)	(135,212)

Gross profit	$2,424,264	$(2,956)	$2,421,308
Depreciation and amortization	$401,583	$136,019	$537,602
Net income (loss)	$1,226,645	$(275,225)	$951,420

Expenditure for long-lived assets	$-	$1,291	$-

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

NOTE 18 SEGMENT REPORTING (Continued)

	Nine months ended September 30, 2008
	Medical Business	Extraction Business	Total
	(audited)	(audited)	(audited)

Net revenues	$2,517,325	$329,778	$2,847,103
Cost of revenues	-	(215,417)	(215,417)

Gross profit	$2,517,325	$114,361	$2,631,686
Depreciation and amortization	$411,481	$131,784	$543,265
Net income	$1,270,899	$110,230	$1,381,129

Expenditure for long-lived assets	$192,274	$14,956	$207,230

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

The following table sets forth the computation of basic and diluted net income per share for the periods ended September 30, 2009 and 2008:

	Nine months ended September 30,
	2009	2008
	(unaudited)	(unaudited)
Basis and diluted net income per share calculation
Numerator:
- Net income in computing basic and diluted net income per share	$898,679	$1,381,129

Denominator:
- Weighted average ordinary shares outstanding	42,079,940	42,079,940
Basic and diluted net income per share	$0.02	$0.03

NOTE 20 STOCK-BASED COMPENSATION

The Board of Directors has authorized and GFRP has established the 2002 Incentive and Non-qualified Stock Option Plan (“the Plan”) under which GFRP may grant to employees, officers, directors, attorneys, consultants or other advisers of the Company or affiliated companies up to 10,000,000 shares of GFRP’s common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of September 30, 2009 and 2008, no options or shares have been granted under the Plan.

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

NOTE 21 CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC, Hua Long, New Century and Bao Sai are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Hua Long, New Century and Bao Sai are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $7,831 and $7,334 for the periods ended September 30, 2009 and 2008, respectively.

NOTE 22 CONCENTRATION AND RISK

(a) Major customers

For both periods ended September 30, 2009 and 2008, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

For the nine months ended September 30, 2009, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of September 30, 2009, this customer accounted for 95% or $2,565,359 of the Company’s revenues and 37% or $407,529 of accounts receivable.

For the nine months ended September 30, 2008, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of September 30, 2008, this customer accounted for 75% of the Company’s revenues and 30% of accounts receivable, amounting to $2,696,518 and $362,908, respectively.

(b) Major vendors

For the nine months ended September 30, 2009, two vendors represented more than 10% of the Company’s purchases and accounts payable, respectively.

For the nine months ended September 30, 2008, two vendors represented more than 10% of the Company’s purchases and accounts payable, respectively.

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

GFR PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

NOTE 23 COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company has entered into operating leases related to office space under non-cancelable agreement expired through June 2011.

As of September 30, 2009, total future lease commitment was as follows:

2009	$527
2010	2,109
2011	1,054

Total minimum lease payments	$3,690

Rental expense for the nine months ended September 30, 2009 and 2008 totaled approximately $1,581 and $4,828, respectively.

NOTE 24 SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date through November 16, 2009, which represents the issue date of this Form 10-Q. There were no events or transactions occurring during this subsequent event report period which requires recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein the terms "we", "us", "our," the “Registrant,” “GFRP” and the "Company" means, GFR Pharmaceuticals Inc., a Nevada corporation, formerly known as Laredo Investment Corp. These terms also refer to our subsidiary corporations, Xi'an Hua Long Yu Tian Ke Ji Shi Ye Co., Ltd. (“Hua Long") and New Century Scientific Investment Ltd. ("New Century") and Xi’an Jiaoda Bao Sai Bio-Technology Co., Ltd ("Bao Sai"), all of which are organized and existing under the laws of the Peoples’ Republic of China

GENERAL DESCRIPTION OF BUSINESS

GFR Pharmaceuticals, Inc. is a holding company with two business segments.  The Company is involved in a Cancer Diagnosis and Treatment Center, which is a joint operation of PET Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center in the PRC. The Company also operates a biological extraction business that extracts raw materials from medicine ingredients and distributes the extracted ingredients for medicine manufacturing uses.

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

Cancer Diagnosis and Treatment Center

New Century, formerly Shan Xi New Century Technology Investment Development Company Ltd.,  owns radiology and oncology equipment and provides it to Tangdu Hospital in the Shan Xi province, which is affiliated with the Fourth Military Medical University. New Century currently owns three different devices used for radiological imaging of the brain and body and for use in cancer treatment. The Company’s medical equipment is used in Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”).   The Center averaged approximately 292 cases per month for the nine months of 2009, compared to 237 cases per month in the same period of 2008, New Century is paid a percentage of profits from the Center.  The Center’s diagnostic imaging and radiation oncology treatments and equipment are all covered by the Chinese national medical insurance system, which provides greater assurance that the Company will continue to generate reliable revenues from the Center.

New Century entered into its relationship with Tangdu Hospital on February 2, 2006, when it accepted the rights and responsibilities previously held by Masep Medical Science & Technology Development (Shenzhen) Co., Ltd. (“Masep”) which Masep undertook pursuant to the “Cooperation Establishment of ‘Tangdu Gamma Knife Therapeutic Center’ Agreement” by and between Masep and Tangdu Hospital, dated May 18, 2001, as amended (the “Tangdu Agreement”). New Century’s share the profits generated by the Center decreases over the term of the Tangdu Agreement, which is sixteen years from the date that the Center opened in January 2002. The respective profit sharing ratios and time periods are as follows:

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

Biological Separation Medium Product and Pharmaceutical Business

In 2008, New Century acquired a 96.77% equity interest in Jiaoda Bao Sai Bio-technology Co Ltd. (“Bao Sai”). Bao Sai is engaged in research, development, manufacture and distribution of biological separation medium products which are used to recover and purify biosynthetic products, particularly pharmaceuticals, from natural sources such as animal or plant tissue or fermentation broth, including the recycling of salvageable components and the proper treatment and disposal of waste. Biological separation medium products are integral to the production of pharmaceuticals such as antibiotics, hormones (e.g. insulin and human growth hormone), antibodies, and vaccines; antibodies and enzymes used in diagnostics; industrial enzymes; and natural fragrance and flavor compounds.        Bao Sai is focused on the research and development of new pharmaceutical and agricultural medium products, and the networking and marketing of these products.

RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that November be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop and deliver our services on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

Revenues

We have two business segments – the Cancer Diagnosis and Treatment Center at Tangdu Hospital and the  biological extraction business that extracts raw materials from medicine ingredients and distributes the extracted ingredients for medicine manufacturing uses.  We are dependent on the continued success of the operations at the cancer diagnostic and treatment business to continue our operations. During the nine months ended September 30, 2009, the cancer treatment business accounted for $2,424,264 (94.8%) of our revenue and generated $1,226,645 of net income.  The extraction business accounted for $132,256 of revenue (5.2%) but lost $275,225 during the nine months ended September 30, 2009.

Entering the third quarter of 2009, we continued to realize our revenues from the business operations of two subsidiaries: New Century and Bao Sai. New Century jointly operates a PET Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center with Tangdu Hospital in Xi’an city, Shaanxi Province. New Century owns radiology and oncology equipment and provides it to Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”) in Shaan Xi province, which is affiliated with the Fourth Military Medical University. As a result, of providing this equipment, New Century receives a percentage of profits from the Center, currently 70%. New Century currently owns three devices used for radiological imaging for the brain and body and for use in cancer treatment. We recognize net revenues based on the total amount received from the patients during the month, less the monthly operating costs incurred at the centers. The service revenues are recorded when services are received by the customers and the amounts net of provisions for discounts, allowance and taxes are recognized at the time services are performed.

The revenue from our operation of the Center decreased from $941,336 for the quarter ended September 30, 2008 to $896,387 for the same period of 2009. Likewise, the same revenue decreased from $2,517,325 during the nine months ended September 30, 2008 to $ 2,424,264 during the nine months ended September 30, 2009. During the third quarter of 2009, the Center, on average, handled approximately 292 cases per month, compared to 237 cases per month in the same period of 2008.  The decreased revenues from our operation of the Center was attributed in part to the change of profit sharing ratios between us and Tangdu Hospital. New Century receives 70% of the revenues of the Centers in 2009, compared to 80% in 2008.

Similarly, the revenue from our extraction business operated by Bao Sai subsidiary also decreased from $329,778 during the nine months ended September 30, 2008 to $132,256 during the same period of 2009. Such decrease was principally due to the financial crisis in the year of 2008 which had an adverse effect on our sales to the customers. .However, the revenue from our extraction business increased by $26,080 or 30% to $113,091 during the third quarter of 2009, compared to $87,011 during the third quarter of 2008. As the economy revives and our marketing efforts on the new products succeed, we hope that our revenue from this segment of business continues to increase.

As a result, our overall revenues for the third quarter of 2009 slightly decreased to $1,009,478 from $1,028,347 for the same period ended September 30, 2008. Likewise, our overall revenue decreased from $2,847,103 during the nine months ended September 30, 2008 to $2,556,520 during the nine months ended September 30, 2009. As we complete our transition stage in the Bao Sai operation, we believe we will be able to increase our market share in the industry and thus hope to increase our overall revenues in the future.

Expenses

Our operating expenses for the third quarter of 2009  were reduced to $331,892, a decrease of $61,055 or 15.5% from $392,947 for the same period of 2008. Our operating expenses during the nine months ended September 30, 2009 were reduced to $1,080,882, a decrease of $ 211,243 or 16.3% from $1,292,125 during the nine months ended September 30, 2008.  The reduction in our operating expenses was due primarily to the decrease of our business scope and scale as a result of our acquisition of Bao Sai in November 2008, despite the addition of approximately 50 full time employees as a result of the acquisition.

Net Income

Our net income during the three and nine months ended September 30, 2009 was $397,650 and $951,420 respectively, compared to $543,674 and $1,453,159 during the three and nine months ended September 30, 2008.  The reduction of our net income was primarily due to our decreased revenue as a result of our business adjustment after our acquisition of Bao Sai. As we complete our business adjustment and our operation of Bao Sai expands in the future, we hope that our net income will increase.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period covered by this report. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the nine and three months ended September 30, 2009, the effect of converting our financial results to Dollars was to add $475 and $350, respectively, to our comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Analysis

	September 30, 2009	December 31, 2008
Working Capital	$(2,168,844))	$(3,672,650)
Stockholders’ Equity	$4,097,330	$3,145,525
Total Liabilities	$4,113,882	$6,202,281

Working capital increased by $1,503,806 from $(3,672,650) at December 31, 2008 to $(2,168,844)at September 30, 2009, and stockholder’s equity also increased from $3,145,525 to $4,097,330 for the same periods. The primary reason for the increase in working capital in 2008 was the substantial decrease of our debts to our related parties. In connection with our acquisition of Bao Sai on January 1, 2008, we incurred a payment obligation in the amount of $4,500,211 payable to the former owners of Bao Sai.  As of September 30, 2009, we only have a note payable in the amount of $563,296 due on December 31, 2009, as compared to $2,493,318 as of December 31, 2008.

As of September 30, 2009, our cash decreased significantly to $30,289, compared to $552,398 as of December 31, 2008. This decline is primarily due to repayment of the notes payable to related parties arising from the acquisition of Bao Sai, which reduced the amount from $2,493,318 as of December 31, 2008 to $563,296 as of September 30, 2009.

      The net cash provided by operating activities was $1,630,952 during nine months ended September 30, 2009, a significant increase of $595,761 or 57.5% compared to $1,035,191 from operating activities during the same period ended September 30, 2008. However, our net cash used in investment activities decreased significantly to $(1,932,453) during the nine months ended September 30, 2009, compared to the positive cash of $ 519,271 provided by investing activities during the same period of 2008. The reduced amount was used to repay the notes payable to related parties. Meanwhile, net cash used in financing activities was reduced to $(220,793) during the nine months ended September 30, 2009.

On September 30, 2007, the Company’s newly acquired subsidiary, Bao Sai, disposed of its investment of a 75% equity interest in HuaYang for a cash consideration of $1,097,358 (equivalent to RMB7, 500,000). The balance of  $2,493,318 was evidenced by an unsecured and interest-free loan repayable in 4 installments being due in full, by December 31, 2008. However, the balance was overdue as of December 31, 2008, and an agreement was entered into by both parties to extend the maturity date to December 31, 2009. As collectibility has been considered doubtful, an allowance of doubtful debt was made fully on the notes receivable.  As of September 30, 2009, allowance for doubtful accounts receivable was $515,449 ($515,026 recorded as a doubtful account receivable on December 31, 2008, with total accounts receivable totaling $1,174,355), compared to $1,107,345 as of September 30, 2008. The inability to collect more outstanding receivables can adversely affect our operations. The failure of the Company to collect this receivable has adversely affected the Company’s liquidity.

In connection with the purchase of Bao Sai, we still have a note payable in the amount of $563,296 due on December 31, 2009 for the balance of the purchase price.  We may not be able to generate sufficient cash to satisfy this obligation from internally generated funds. In such event, we would need to obtain funds from related parties or outside sources or seek to renegotiate the terms of the loan, of which there can be no assurance.

We also advanced to Xi’an Bao Sai Medicine Co., Ltd (“Medicine”) a loan in the principal amount of $1,103,046 which was unsecured and interest-free. Bao Sai has a 75% equity interest in Medicine. The Company does not expect repayment of this loan because Medicine ceased operations in 2007.

In addition, our principal shareholder, Mr. Lian Guo contributed a loan to fund our operations. As of September 30, 2009, the balance of the loan was $1,954,178 which was unsecured, interest-free and repayable on demand.

We have funded our cash needs from inception through September 30, 2009 primarily with a series of debt and equity transactions, including notes payable to related parties of $563,296, accounts payable of $123,457, and a loan from our principal shareholder, in the amount of $1,954,178. If we are unable to receive additional cash from our related parties, we need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

Based on the financial resources available, management believes the Company’s ability to continue as a going concern depends upon its ability to maintain profitable operations in its medical business and to obtain additional financing or refinancing as may be required. The Company has generated positive cash inflows from operating activities during the nine months ended September 30, 2009 and 2008. The Company will devote more resources on marketing in order to increase the market share and improve the operating performance. Management believes the Company will generate sufficient cash flow and either obtain additional financing or refinancing to meet its obligations on a timely basis for the foreseeable future.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended September 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GFR PHARMACEUTICALS, INC.

DATE: November 16, 2009	By:	/s/Zhao Van Ding
Zhao Yan Ding, Chief Executive Officer

	By:	/s/ Zhong Ya Li
Zhong Ya Li, the Principal Financial Officer