Form 10-K
period 2009-12-31
GFR PHARMACEUTICALS INC
filed 2010-04-15
CIK 1096294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009
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

(86) 29- 8339-9676
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405  of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes___. No_____.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates (  26,079,940  shares)  was approximately $ 1,303,997  , based an the average closing bid and ask price of $  0.05   for the Common Stock on June 30,  2009.

As of April 14, 2010, there were   42,079,940 shares of common stock outstanding.

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

On June 26, 2006, we and our predecessor executed a Plan of Exchange with Shaan Xi New Century Technology Investment Development Company, Ltd. (“New Century”), a corporation organized and existing under the laws of the Peoples’ Republic of China, with Richard Pierce, the former president and our former majority shareholder and Mr. Guo Li An, the majority shareholder of New Century.

On October 15, 2006, we executed an acquisition agreement (the “Hua Long Agreement”) with Xi'an Hua Long Yu Tian Ke Ji Shi Ye Co., Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China (“Hua Long”), Dong  Jian Zhong and Guo Li Zheng, the shareholders of Hua Long (collectively "Hua Long Shareholders").

Pursuant to the Hua Long Agreement, we paid Hua Long Shareholders approximately $187,500 in cash to acquire 100% interest in the shares of registered capital of Hua Long. Hua Long acts as the holding company of New Century. The acquisition of Hua Long allowed us to complete the legal processing regarding the share exchange with New Century in China. Upon completion of the acquisition, we owned 100% interest of Hua Long and 95% interest of New Century through Hua Long. Consolidated financial statements are filed in this annual report for the year ended December 31, 2009.

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

Recent Developments

On January 1, 2008, New Century entered into a stock purchase agreement with the holders of all 60,000,000 shares of the capital stock of Xi’an Jiaoda Bao Sai Bio-technology Co., Ltd (“Bao Sai”) to acquire 58,060,000 shares of its capital stock of Bao Sai, or 96.77% of its capital stock.  The purchase price for Bao Sai will equal 96.77%  of Bao Sai’s stockholders’ equity based on Bao Sai’s audited financial statements for the fiscal year ended December 31, 2009 prepared in accordance with Generally Accepted Accounting Principals.

On May 14, 2008, the Company completed the acquisition of Bao Sai for a consideration of $4,500,211 (approximately RMB33,000,000) for 96.77% of its equity interest in Bao Sai, based on the aggregate net book value of total assets and liabilities of Bao Sai as of December 31, 2007. The closing date was January 1, 2008. Upon the completion of the transaction, Bao Sai became a subsidiary of the Company.  Prior to the closing of the transaction, the Company and Bao Sai were under common control and the principal owners of Bao Sai were affiliated with the Company.  Payment of the purchase price, was made in two cash installments commencing in 2008, first to Xi’an Bio-sep Biological Filling Engineering Technology Company, Ltd., the owner of 28 million shares, or 46.67% of Bao Sai, and the balance in 2009 to the other three selling stockholders, in amounts equal to their respective percentage of share ownership of Bao Sai.

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

Cancer Diagnosis and Treatment Center

New Century owns radiology and oncology equipment and provides it to Tangdu Hospital in Shaan Xi province, which is affiliated with the Fourth Military Medical University. New Century currently owns three different devices used for radiological imaging for the brain and body and cancer treatment. The Company’s medical equipment is used in Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”).

New Century entered into its relationship with Tangdu Hospital on February 2, 2006, when it accepted the rights and responsibilities previously held by Masep Medical Science & Technology Development (Shenzhen) Co., Ltd. (“Masep”) which Masep undertook pursuant to the “Cooperation Establishment of ‘Tangdu Gamma Knife Therapeutic Center’ Agreement” by and between Masep and Tandgu Hospital, dated May 18, 2001, as amended (the “Tangdu Agreement”). Pursuant to the terms of the Tangdu Agreement, New Century presently receives seventy percent (70%) of the profits generated by the Center. New Century’s profit sharing percentage decreases over the term of the Tangdu Agreement, which is sixteen years from the date that the Center opened in January 2002. The respective profit sharing ratios and time periods are as follows:

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

As of December 31, 2009, New Century owned three different devices used in the medical centers, and the profit sharing percentage to New Century was 70%. The cases processed in Tangdu Gamma Knife Therapeutithec Center (the “Center”), averaged 254cases per month in 2009, and 218 cases per month in 2008.  For the year ended December 31, 2009, the Center accounted for $3,336,839, or 86%, of the Company’s revenues.

Tangdu Hospital is located in Xi’an, a city of over 8-million people and is the capital of Shaan Xi province. With our competitive facilities, services, and reputation of Tangdu Hospital in Northwest China including Shaan Xi province and four other adjacent provinces, our medical center business has a good potential to grow. To grasp this market opportunity, New Century intends to expand the operation by investing in an additional tumor therapy center or hospital and a modernized tumor institute

Biological Separation Medium Product and Pharmaceutical Business

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

 The operations of Bao Sai are in the development stage and most of its efforts are focused on the research and development of new pharmaceutical and agricultural medium products, and the networking and advertisement to market these products in the future.  In 2009, Bao Sai spent approximately $50,400 (2008: $690,991) in research and development of new biological separation medium products and new medicine. Most of the money was used to fund local medical institutions in the development of new products.

Pursuant to this effort, Bao Sai entered into a Research and Development Cooperation Contract with XiAn Jiao Tong University R&D Center for Natural Chinese Medicine and Engineering (“the University”) in 2005.  According to the Cooperation Contract, Bao Sai provides funds in the research on the use of biological separation technology in the development of Xin Kang Ping medicine to treat heart diseases. The University  performs all the laboratory work related to the general research project and toxic tests as the prerequisites of the clinical trial process for the  application of a new medicine. The University presents the research result to Bao Sai, and Bao Sai has all the right to the project report and possible patent right as a result of the project. This contract expired on August 25, 2008 and was not renewed. However, we have been able to continue the pharmacodynamics test and toxicology test as the prerequisite to the commencement of clinical trials for the development of Xin Kang Ping medicine. At present, these two tests are close to successful completion. As the rules of State Food and Drug Administration of China ( “SFDA”), now, Xin Kang Ping was changed its name to Fu Fang Dan Chuan Jiao Nang and we are in the process of applying for the clinical trial process with the State Food and Drug Administration of China ( “SFDA”). Upon the approval by SFDA, we will start clinical trials for Fu Fang Dan Chuan Jiao Nang . Less time is generally required in China than in the United States to complete the clinical trials for a new medicine, and the cost of clinical trials in China is also generally lower than those held in the US. We therefore expect that we can complete the clinical trials sooner than would be the case  in the United States and at lower cost. Should the tests be successful and we obtain the approval of SFDA for the new medicine, we expect this new pharmaceutical product will be marketed in the PRC.

In 2009, Bao Sai’s operations consisted of research and development of new products. We have not yet developed a distribution system for any products that may be developed. We plan to commercialize new products in 2010 should development be completed, however, we are still currently in the development stage.

Environmental Law Compliance

Our operation currently complies with all the environmental law and regulations in China. Moreover, since China does not have additional environmental regulations dealing with climate change that apply to our operations, we have not planned material capital expenditures for environmental control facilities or changes in our business practices specific to climate change

Employees

We are divided into five departments, including administration, marketing, facility management, network and finance. As of December 31, 2009, we had 65 full-time employees, with 32 in New Century and 33 in Bao Sai.  We believe that our relations with our employees are good.

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

Risks Related to Our Business

Because there is no assurance that we will maintain the acceptance of our existing products and achieve success in our introduction of new business, any significant failure of our sales will adversely affect our business operations,.

Our ability to increase sales depends on numerous factors, including market acceptance of existing products, the successful introduction of new products, growth of consumer discretionary spending, and the ability to recruit new independent sales consultants. Business in all of our segments is driven by consumer preferences. Accordingly, there can be no assurances that our current or future products will maintain or achieve market acceptance. We can provide investors with no assurance that revenues will increase to a level which will reflect profitability. If we are unsuccessful in generating significant revenues, our business will most likely fail and our investors could lose their investment

Dependence on key corporate management personnel.

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

One customer accounts for a majority of our revenues and failure to maintain the business relationship with this customer will adversely affect our business operations.

Tangdu Hospital accounts for over 90% of our revenues and all our gross profit.  In 2009, our extraction business operated at a significant loss. In the event we lose Tangdu Hospital or the business suffers adverse development,  our financial condition will be materially and adversely affected.

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

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. We have established disclosure controls and procedures effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2009. Commencing by the fiscal year ended December 31, 2010, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. However, there can be no assurance that we will receive a positive attestation from our independent auditors. In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

We may be affected by global climate change or by legal, regulatory, or market responses to such change.

The growing political and scientific sentiment is that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns. Changing weather patterns, along with the increased frequency or duration of extreme weather conditions, could impact the availability or increase the cost of key raw materials that we use to produce our products. Additionally, the sale of our products can be impacted by weather conditions.

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas (GHG) emissions. For example, proposals that would impose mandatory requirements on GHG emissions continue to be considered by policy makers in the territories that we operate. Laws enacted that directly or indirectly affect our production, distribution, packaging, cost of raw materials, fuel, ingredients, and water could all impact our business and financial results.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our main office is located at 99 Yan Xiang Road, Biosep Building, Xi An, Shaan Xi Province, P.R. China 710054, and has a total area of 372 square meters. The Company rents the office from Bao Sai for a term of one year, commencing January 1, 2009 and ending December 31, 2009 at an annual rent of $3,779.   No other businesses operate from this office.

We also rent an operating office for New Century at Xi An Shi Gao Xin Qu Keji 2 Lu 68 Hao, Xi An Ruanjian Yuan C Zuo 2401 Shi at an annual rent of $2,105.  These two spaces are adequate for our present and planned future operations.

There is no private ownership of land in China.  Land use rights are obtained from the government for periods ranging from 50 to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of China (State Land Administration Bureau) upon payment of the required transfer fee.

We own three different imaging and radiation oncology devices which we provide to Tangdu Hospital for use in their Gamma Knife Center.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for Common Equity and Related and Stockholder

Market for Common Stock

Our Common Stock is quoted on the OTC Electronic Bulletin Board, a service maintained by The NASDAQ Stock Market, Inc., under the symbol “GFRP.OB”. Trading in our Common Stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and do not necessarily reflect actual transactions. Set forth below is the range high and low bid information for our Common Stock for each quarter of the years ended December 31, 2009 and 2008.

	High	Low
2009
Quarter Ended March 31, 2009	$0.49	$0.02
Quarter Ended June 30, 2009	$0.47	$0.05
Quarter Ended September 30, 2009	$0.15	$0.05
Quarter Ended December 31, 2009	$0.15	$0.04

2008
Quarter Ended March 31, 2008	$0.34	$0.20
Quarter Ended June 30, 2008	$0.25	$0.09
Quarter Ended September 30, 2008	$0.40	$0.04
Quarter Ended December 31, 2008	$0.05	$0.03

On April 14, 2010, the closing price of our Common Stock was $.0.40  per share.

As of April 14, 2010 there were approximately 3,764 stockholders of record of our Common Stock. Our registrar and transfer agent is Securities Transfer Corporation located at 2591 Dallas Parkway Suite 102, Frisco Texas 75034. Their telephone number is (469) 633-0101.

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

Securities Authorized for Issuance under Equity Compensation Plans.

The Board of Directors has authorized and GFRP has established the 2002 Incentive and Non-qualified Stock Option Plan (the “Plan”) under which GFRP may grant to employees, officers, directors, attorneys, consultants or other advisers of the Company or affiliated companies up to 10,000,000 shares of GFRP’s common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of December 31, 2009, no options or shares have been granted under the Plan.  A copy of the Plan is filed as an exhibit to our Form S-8 filed with the Commission in June 19, 2002.

Item 6.  Selected Financial Information

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of  Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and related notes thereto and other financial information included in this Annual Report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking.

Results of Operations

We are a high-tech company in China chartered and authorized by the Chinese government for involvement in researching and inventing, manufacturing and sales of biological separation medium products, which refers to the separation and purification of biological products and natural medicines. Such technology has been widely used in the producing of antibiotic products, Genetic Recombinant Medicine, the Gene Chip, bacteria production, diagnoses reagent, and biochemical products.

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

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net revenue increased from$3,677,072 for the year ended December 31, 2008 to $3,884,097 for the year ended December 31, 2009, with, an increase of 5.6%. This increase was principally the result of decreased rate of profit sharing with Tangdu Center under the co-operation agreement and increased in product sales. There are 3 sets of medical equipments which are operated by Tangdu Centre but owned by New Century. Besides, the operations of Bao Sai, the newly acquired business, are still in the development stage of development of new pharmaceutical products. We expect that as soon as we complete the government approval process for the new products, we will be able to find another means to increase our revenues.

Our operating expenses incurred a substantial decrease from $5,795,407 in 2008 to $1,081,383 in 2009.  The decrease is mainly attributable to the significant allowance for doubtful accounts made in 2008 from $3,826,074 to a recovery of doubtful accounts of $93,986 in 2009. General and administrative expenses decreased from $1,969,333 in 2008 to $1,175,369 in 2009. Such decrease was mainly attributable to reduction in R&D expenses of $690,991 from 2008 to $50,400 in 2009.

Net income attributable to GFR Pharmaceuticals, Inc. was increased from net loss of $3,041,287 for the year ended December 31, 2008 to net income of $1,096,632 for the year ended December 31, 2009..

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

Liquidity and Capital Resources

Stockholder’s equity decreased from $3,145,525 as of December 31, 2008 to $4,322,122 as of December 31, 2009. In connection with our acquisition of Bao Sai on January 1, 2008, we incurred a payment obligation in the amount of $4,500,211 payable to the former owners.  As of December 31, 2009, we had a note payable in the amount of $2,493,318 which was due on December 31, 2009 and was fully paid during 2009 fiscal year. In addition, our principal shareholder, Mr. Lian Guo made a loan to fund our operations. As of December 31, 2009, the balance of the loan was $1,960,874 which was unsecured, interest-free and repayable on demand.  Also included in the current liability as of December 31, 2008 is a note payable to Shanxi Ze Hua Nuan Tong Zhileng Gongcheng Co., Ltd, secured by our building with the value of $ 1,753,706. Interest on this note accrued 10.46% per annum, payable monthly, with the total amount due on December 20, 2008.  This note was re-paid in full in February 2009, and the property was released accordingly.

We also had a loan payable to Xi’an Bao Sai Medicine Co., Ltd (“Medicine”) in the principal amount of $980,575 as of December 31, 2009 which was unsecured and interest-free. The loan is repayable in four installments with the total amount due no later than 2012.  We have a 75% equity interest in Medicine but Medicine is no longer consolidated.

We have two business segments – the Cancer Diagnosis and Treatment Center at Tangdu Hospital and the biological extraction business that extracts raw materials to medicine ingredients and distributes the extracted ingredients for medicine manufacturing uses.  We are dependent on the continued success of the operations at the cancer diagnostic and treatment business to continue our operations. In 2009, the cancer treatment business accounted for $3,336,858 (86%) of our revenue and generated $1,767,050 of net income.  The extraction business generated $547,258 of revenue in 2009 as compared to $223,063 in 2008.

In addition, as of December 31, 2009 and 2008, allowance for doubtful accounts receivable was $552,118 and $515,026 respectively  The inability to collect more outstanding receivables can aversely affect our operations.  Tangdu Hospital accounted for all of the revenues from the cancer diagnosis and treatment center and $502,907 of accounts receivable as of December 31, 2009.

Based on the financial resources available, management believes the Company’s ability to continue as a going concern depends upon its ability to maintain profitable operations in its medical business and to obtain additional financing or refinancing as may be required. The Company has generated positive cash inflows from operating activities during the years of 2008 and 2009. The Company will devote more resources on marketing in order to increase the market share and improve the operating performance. Management believes the Company will generate sufficient cash flow and either obtain additional financing or refinancing to meet its obligations on a timely basis for the foreseeable future.

Liquidity Analysis

	December 31, 2009	December 31, 2008
Working Capital	$(1,760,129)	$(3,672,650)
Stockholders’ Equity	$4,322,122	$3,145,525
Total Liabilities	$3,436,619	$6,202,281

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2009, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2009.

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

GFR PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GFR Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of GFR Pharmaceuticals, Inc. and its subsidiaries (“the Company”) as of December 31, 2009 and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of operations and cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ ZYCPA Company Limited

ZYCPA Company Limited
Certified Public Accountants

Hong Kong, China
April 14, 2010

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

/s/ AGCA, Inc.

Arcadia, California
April 3, 2009

Member:	Registered:
American Institute of Certified Public Accountants	Public Company Accounting Oversight Board
California Society of Certified Public Accountants

GFR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$55,486	$552,398
Trade accounts receivable, net	541,206	659,329
Inventories, net	10,289	282,307
Note receivable, net	-	-
Other receivable, net	-	-
Amount due from unconsolidated affiliate, net	-	-
Prepayments and other current assets	277,455	243,242
Operating lease prepaid, current portion	7,252	7,255

Total current assets	891,688	1,744,531

Property, plant and equipment, net	6,723,519	6,862,609
Intangible asset, net	-	-
Operating lease prepaid, non-current portion	143,534	150,844
Long term prepayment	-	589,822

TOTAL ASSETS	$7,758,741	$9,347,806

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$90,682	$124,700
Amount due to a related party	1,960,874	1,951,203
Note payable	-	219,472
Note payable, related parties	-	2,493,318
Income tax payable	171,708	171,847
Other payables and accrued liabilities	428,553	456,641

Total current liabilities	2,651,817	5,417,181

Long-term liabilities:
Loss in excess of investment in unconsolidated affiliate	784,802	785,100

TOTAL LIABILITIES	3,436,619	6,202,281

Commitments and contingencies

Equity:
GFR Pharmaceutical, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 and 42,079,940 shares issued and outstanding as of December 31, 2009 and 2008	42,080	42,080
Additional paid-in capital	3,712,120	3,712,120
Accumulated other comprehensive income	210,882	210,695
Statutory reserve	595,253	423,760
Accumulated deficits	(750,589)	(1,675,728)
Total GFR Pharmaceutical, Inc. stockholders’ equity	3,809,746	2,712,927
Non-controlling interest	512,376	432,598
Total equity	4,322,122	3,145,525
TOTAL LIABILITIES AND EQUITY	$7,758,741	$9,347,806

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2009	2008
Revenue, net:
Service revenue	$3,336,839	$3,454,009
Product sales	547,258	223,063

Total revenues, net	3,884,097	3,677,072

Cost of revenue:
Depreciation	596,988	579,592
Cost of products	474,724	268,278

Total cost of revenue	1,071,712	847,870

GROSS PROFIT	2,812,385	2,829,202

Operating expenses:
(Recovery from) allowance for doubtful accounts	(93,986)	3,826,074
General and administrative	1,175,369	1,969,333

Total operating expenses	1,081,383	5,795,407

Income (loss) from operations	1,731,002	(2,966,205)

Other income (expense):
Rental income	-	556,098
Interest income	17,051	47,263
Interest expense	-	(121,433)
Other expense	-	(212)

Total other income	17,051	481,716

Income (loss) before income taxes	1,748,053	(2,484,489)

Income tax expense	(571,643)	(628,747)

NET INCOME (LOSS)	1,176,410	(3,113,236)

Net (income) loss attributable to non-controlling interest	(79,778)	71,949

Net income attributable to GFR Pharmaceuticals, Inc.	$1,096,632	$(3,041,287)

Net income (loss) per share – Basic and diluted
Net income (loss) attributable to GFR Pharmaceuticals, Inc	$0.03	$(0.07)

Weighted average shares outstanding during the year – Basic and diluted	42,079,940	42,079,940

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,176,410	$(3,113,236)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	734,972	660,743
(Recovery from) allowance for doubtful accounts	(93,492)	3,826,074
Inventory allowance	322,122	-
Change in operating assets and liabilities:
Trade accounts receivable	80,542	(248,866)
Inventories	(50,359)	(5,628)
Other receivable	-	175,958
Prepayments and other current assets	(30,968)	173,997
Operating lease prepaid	-	7,017
Trade accounts payable	(33,953)	(795,258)
Income tax payable	(2,856)	(34,459)
Other payables and accrued liabilities	(28,430)	(92,355)

Net cash provided by operating activities	2,073,988	553,987

Cash flows from investing activities:
Acquisition of a subsidiary, net of cash acquired	-	(1,687,382)
Repayment from an unconsolidated affiliate	130,759	188,507
Proceeds from disposal of plant and equipment	-	1,400,857
Purchase of property, plant and equipment	(2,039)	(39,829)

Net cash provided by (used in) investing activities	128,720	(137,847)

Cash flows from financing activities:
Advances to related companies	-	(304,983)
Repayment of notes payable	(219,269)	(212,251)
Repayment of notes payable to related parties	(2,490,997)	-
Advances from a stockholder	11,622	686,901
Repayment to stockholders	-	(63,283)

Net cash (used in) provided by financing activities	(2,698,644)	106,384

Effect on exchange rate change on cash and cash equivalents	(976)	19,923

NET CHANGE IN CASH AND CASH EQUIVALENTS	(496,912)	542,447

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	552,398	9,951

CASH AND CASH EQUIVALENT, END OF YEAR	$55,486	$552,398

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$574,499	$681,927
Cash paid for interest	$-	$44,538

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	GFR Pharmaceuticals, Inc. stockholders’ equity
	Common stock		Additional	Accumulated other comprehensive	Statutory	Retained earnings (accumulated	Non-controlling	Total
	No. of shares	Amount	paid-in capital	income	reserve	deficit)	interest	equity

Balance as of January 1, 2008	42,079,940	$42,080	$3,712,120	$134,797	$236,818	$1,552,501	$328,605	$6,006,921

Foreign currency translation adjustment	-	-	-	75,898	-	-	-	75,898

Net loss for the year	-	-	-	-	-	(3,041,287)	-	(3,041,287)

Appropriation to statutory reserve	-	-	-	-	186,942	(186,942)	-	-

Non-controlling interest	-	-	-	-	-	-	103,993	103,993

Balance as of December 31, 2008	42,079,940	42,080	3,712,120	210,695	423,760	(1,675,728)	432,598	3,145,525

Foreign currency translation adjustment	-	-	-	187	-	-	-	187

Net income for the year	-	-	-	-	-	1,096,632	79,778	1,176,410

Appropriation to statutory reserve	-	-	-	-	171,493	(171,493)	-	-

Balance as of December 31, 2009	42,079,940	$42,080	$3,712,120	$210,882	$595,253	$(750,589)	$512,376	$4,322,122

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

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

New Century was incorporated as a limited liability company in the PRC on November 23, 2001 with a registered capital of RMB30, 000,000 (equivalent to $3,636,000). It jointly operates a PET scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center with Tang Du Hospital ("the Hospital") in Xian City, Shaanxi Province, the PRC. The duration of the operation was 11 years and it will expire in 2017.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered share capital	Effective interest held

Xi'an Hua Long Yu Tian Scientific and Technological Industry Co., Ltd. (“Hua Long”)	The PRC, a limited liability company	Investing holding	RMB1,500,000	100%

New Century Scientific Investment Ltd. (“New Century”)	The PRC, a limited liability company	Operator of medical clinic in the PRC	RMB30,000,000	95%

Xi’an Jiaoda Bao Sai Bio-Technology Co., Ltd (“Bao Sai”)	The PRC, a limited liability company	Research and development of extraction process and trading of pharmaceutical materials in the PRC	RMB60,000,000	96.77%

GFRP, Hua Long, New Century and Bao Sai are hereinafter referred to as (the “Company”).

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

•	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Basis of consolidation

The consolidated financial statements include the financial statements of GFRP and its subsidiaries, Hua Long, New Century and Bao Sai. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Equity method of accounting

Under Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” (“ASC 810”), consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owner. From May 1, 2007, GFRP’s subsidiary Medicine ceased business and leased out its business license. Accordingly, GFRP deconsolidated Medicine and accounted Medicine for under the equity method of accounting.

Generally accepted accounting principles require that the investment in the investee be reported using the equity method under the provision of ASC Topic 323 “Investments - Equity Method and Joint Ventures” (“ASC 323”) when an investor corporation can exercise significant influence over the operations and financial policies of an investee corporation. When the equity method of accounting is used, the investor initially records the investment in the stock of an investee at cost. The investment account is then adjusted to recognize the investor’s share of the income or losses of the investee when it is earned by the investee. Such amounts are included when determining the net income of the investor in the period they are reported by the investee.

As a result of deconsolidation under ASC 810 and the application of the equity method under ASC 323, GFRP had a negative basis in its investment in Medicine, the Equity Investee, because the subsidiary generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in Equity Investee,” is reflected as a single amount on the Company’s consolidated balance sheet as approximately $784,802 and $785,100 liability as of December 31, 2009 and 2008.

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

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2009 and 2008, the allowance for doubtful accounts was $552,118 and $515,026, respectively.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2009 and 2008, the inventory allowance was $688,153 and $367,390, respectively.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Buildings	20 – 40 years	5%
Plant and equipment	5 – 16 years	5%
Motor vehicles	8 –12 years	5%
Furniture, fixture and equipment	5 – 8 years	5%

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

•	Intangible asset

Intangible asset includes technical know-how acquired from a business combination. Technical know-how is carried at cost less accumulated amortization and impairment charge and is amortized on a straight-line basis over its estimated useful lives of 10 years beginning at the time it is granted.

As of December 31, 2009 and 2008, the carrying value of the technical know-how was stated as zero. During the year ended December 31, 2008, the Company recognized a full impairment charge before the acquisition of Bao Sai for recoverability test.

•	Operating lease prepaid

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may grant the right to use the land for a specified period of time. Thus, all of the Company’s lands in the PRC are considered operating lease prepaid. Operating lease prepaid is amortized on a straight-line basis over the lease term of 50 years.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Impairment of long-lived assets

In accordance with the provisions of the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2009.

•	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a)	Service revenue

Pursuant to the agreements entered into between the Company and Tang Du Hospital (“the Hospital”) dated February 2, 2006; the Company and the Hospital would jointly operate the medical center in the provision of diagnostic imaging services to the patients. In return, the Company and the Hospital would share net revenues from services rendered, on a monthly basis, when earned, at their net realizable amounts from patients for services rendered at contractually established billing rates, after deducting the total operating cost of the centers. The Company recognizes net revenues based on the total amount received from the patients during the month, less the monthly operating costs incurred at the center.

The Company records the revenue, net of business tax, from the customers through the Hospital, on a net basis in compliance with EITF 99-19, “Reporting Revenues Gross as a Principal versus Net as an Agent.”

(b)	Sale of products

The Company recognizes revenue from the sale and trading of pharmaceutical materials upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) under the PRC tax law which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for sales returns for the years ended December 31, 2009 and 2008.

(c)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

•	Cost of products

Cost of products consists primarily of purchase cost of extractions, direct labor and other overheads, which are directly attributable to the extraction and trading of pharmaceutical materials. Shipping and handling cost, associated with the distribution of finished products to the customers, are borne by the customers.

•	Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred no advertising cost for the years ended December 31, 2009 and 2008.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Research and development expense

Research and development costs are expensed when incurred in the development of new processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $50,400 and $690,991 of such costs for the years ended December 31, 2009 and 2008.

•	Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the years ended December 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2009 and 2008, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the year ended December 31, 2009, the Company filed and cleared 2008 PRC tax return by the tax authority.

•	Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income (loss) per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•	Comprehensive income

ASC Topic 220, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statement of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

	Years ended December 31,
	2009	2008

Net income (loss)	$1,176,410	$(3,113,236)

Other comprehensive income (loss) income:
- Foreign currency translation (loss) gain	187	75,898

Comprehensive income (loss)	$1,176,597	$(3,037,338)

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
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

The reporting currency of the Company is United States Dollar ("US$"). The Company's subsidiaries in the PRC maintain their books and records in their local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:
	2009	2008
Year-end RMB:US$1 exchange rate	6.8372	6.8542
Annual average RMB:US$1 exchange rate	6.8409	6.9623

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation and comprehensive income as the related employee service is provided.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2009 and 2008, the Company operates in two reportable segments: Medical Business and Extraction Business in PRC.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Fair value measurement

ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820-10 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820-10 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For financial assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash and cash equivalents, trade accounts receivable, prepayments and other receivables, trade accounts payable, amounts due to related parties, income tax payable, accrued liabilities and other payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

•	Reclassifications

Certain prior year amounts have been reclassified to confirm to the current period presentation. These reclassifications have no impact on previously reported financial position, results of operations or cash flows.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

During 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s consolidated financial statements.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value ”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

In November 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets,” which formally codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets.” ASU 2009-16 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

3.	ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

Accounts receivable consisted of the following:

	As of December 31,
	2009	2008

Accounts receivable, gross	$1,093,324	$1,174,355
Less: allowance for doubtful accounts	(552,118)	(515,026)

Accounts receivable, net	$541,206	$659,329

For the year ended December 31, 2009 and 2008, the Company provided for $37,267 and $515,026 of the allowance for doubtful accounts, respectively.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.	INVENTORIES, NET

Inventories consisted of the following:

	As of December 31,
	2009	2008

Raw materials	$17,876	$74,270
Work-in-process	-	7,109
Finished goods	680,566	568,318
	698,442	649,697
Less: inventory allowance	(688,153)	(367,390)

Inventories, net	$10,289	$282,307

For the years ended December 31, 2009 and 2008, the Company recorded inventory allowance of $322,122 and $367,390, respectively.

5.	NOTE RECEIVABLE, NET

	As of December 31,
	2009	2008

Note receivable, at cost	$1,096,940	$1,097,358
Less: allowance for doubtful accounts	(1,096,940)	(1,097,358)

Note receivable, net	$-	$-

On September 3, 2007, the Company’s subsidiary, Bao Sai, disposed of its investment in 75% of HuaYang for a cash consideration of $1,096,940 (equivalent to RMB7,500,000). The balance was unsecured and interest-free and repayable in 4 installments due in full, by December 31, 2008. Repayment was not made in full as of December 31, 2009, so an agreement was entered into by both parties to extend the maturity to December 31, 2011. Accordingly, allowance of doubtful accounts was fully made on the note receivable during the fiscal year 2008.

6.	OTHER RECEIVABLE, NET

	As of December 31,
	2009	2008

Other receivable, gross	$1,119,298	$1,122,650
Less: allowance for doubtful accounts	(1,119,298)	(1,122,650)

Other receivable, net	$-	$-

As of December 31, 2009, the balance of $1,119,298 due from a former subsidiary of the Company, a represented temporary advance from the Company which was unsecured, interest-free, with a fixed repayment term of 4 installments and which is due in full no later than December 2013. As of December 31, 2009, the future installments to be received are as follows:

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Years ending December 31,
2010	$201,488
2011	219,472
2012	424,312
2013	274,026

Total	$1,119,298

For the year ended December 31, 2008, the Company fully provided for $1,122,650 of the allowance for doubtful accounts.

7.	AMOUNT DUE FROM (TO) RELATED PARTIES

(a)	Amount due from (to) a stockholder

As of December 31, 2009, a balance of $1,960,874 due from a stockholder, Mr. Lian Guo represented a temporary advance from the Company which was unsecured, interest-free and repayable on demand.

As of December 31, 2008, a balance of $1,951,203 due to a stockholder, Mr. Lian Guo represented a temporary advance to the Company which was unsecured, interest-free and repayable on demand.

(b)	Note payable to related parties

As of December 31, 2008, note payable of $2,493,318 due to related parties represented payable to ex-shareholders of Xi'an Jiaoda Bao Sai Bio-Technology Co., Ltd for the transfer of their shares to New Century. The amount was fully paid to ex-shareholders during the 2009 fiscal year.

8.	INVESTMENT IN AN UNCONSOLIDATED AFFILIATE

The Company has a 75% equity interest in Xi’an Bao Sai Medicine Co., Ltd (“Medicine”), through Bao Sai, which is registered as a limited liability company in the PRC. Medicine ceased business in 2007 and leased out its business license. Thus, the Company does not have control on the policy decisions in Medicine; and accordingly, investment in Medicine is accounted for under the equity method.

As of December 31, 2009 and 2008, the investment in an unconsolidated affiliate is presented as follows:-

	As of December 31,
	2009	2008

Investment in Medicine at the date of acquisition	$106,804	$106,804
Share of accumulated losses in Medicine	(870,823)	(870,823)
Foreign translation difference	(20,783)	(21,081)
Amount due from Medicine	980,575	1,111,828
Less: allowance for doubtful accounts	(980,575)	(1,111,828)

Loss in excess of investment in unconsolidated affiliate	$(784,802)	$(785,100)

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

During the year ended December 31, 2009, the Company recovered $130,759 from the amount due from Medicine and its allowance for doubtful account was reversed accordingly.

9.	PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	As of December 31,
	2009	2008

Deposits	$-	$77,617
Advances to employees	151,720	25,334
Prepayments to equipment vendors	41,169	-
Prepaid operating expenses	84,566	140,291

	$277,455	$243,242

10.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2009	2008

Buildings	$2,293,130	$2,293,130
Plant and equipment	6,323,428	6,322,678
Motor vehicles	246,806	246,806
Furniture, fixture and equipment	152,645	151,356
Foreign translation difference	619,423	33,264
	9,635,432	9,047,234
Less: accumulated depreciation	(2,795,337)	(2,067,613)
Less: foreign translation difference	(116,576)	(117,012)

Property, plant and equipment, net	$6,723,519	$6,862,609

The buildings were pledged as security for banking facilities of note payable and fully released on March 11, 2009.

Depreciation expenses for the years ended December 31, 2009 and 2008 were $727,724 and $660,743 respectively, of which $596,988 and $579,592 were include in cost of revenue.

11.	PREPAID OPERATING LEASE

The Company has recorded as operating lease prepaid for the costs paid to acquire a long-term interest to utilize the land underlying the building and production facility for its business. This type of arrangement is common for the use of land in the PRC. The operating lease prepaid is amortized on the straight-line method over the term of the operating lease prepaid of 50 years.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The lease expense on prepaid operating lease for the years ended December 31, 2009 and 2008 was $7,248 and $7,255, respectively.

As of December 31, 2009, the estimated amortization of the prepaid operating lease for the next five years and thereafter is as follows:

Years ending December 31:
2010	$7,252
2011	7,252
2012	7,252
2013	7,252
2014	7,252
Thereafter	114,526

Total	$150,786

12.	NOTE PAYABLE

As of December 31, 2008, a balance of $219,472 represented a temporary advance from Shaanxi Ze Hua Nuan Tong Zhileng Gongcheng Co., Ltd to the Company. The note payable was secured by the Company’s building (Note 10) with the amount of $1,753,706 (equal to RMB11, 985,882). Interest on this note is charged at 10.46% per annum, payable monthly, with principal and accrued interest due on December 20, 2008. The note payable was repaid in February 2009 and the security over the building property was released accordingly.

13.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of December 31,
	2009	2008

Business tax payable	$81,174	$82,554
Government levy payable	34,435	20,321
Salaries and welfare payable	97,724	100,405
Advances to employees	50,411	161,491
Customer deposits	-	8,457
Accrued operating expenses	164,809	83,413

	$428,553	$456,641

14.	INCOME TAXES

For the years ended December 31, 2009 and 2008, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2009	2008
Tax jurisdiction from:
– Local	$-	$-
– Foreign	1,748,053	(2,484,489)

Income before income taxes	$1,748,053	$(2,484,489)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2009	2008
Current:
– Local	$-	$-
– Foreign	571,643	628,747

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$571,643	$628,747

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiary and VIE that operate in various countries: United States and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

GFRP is registered in the State of Nevada and is subject to the tax laws of the United States of America. The Company has no operation in the United States.

The PRC

Effective as of January 1, 2008, the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) is imposed. Under the New CIT Law, the Company’s subsidiaries in the PRC are subject to the unified statutory income tax rate of 25%.

The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2009 and 2008 is as follows:

	Years ended December 31,
	2009	2008

Income before income taxes from PRC operation	$1,748,053	$(2,484,489)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	437,013	(621,122)

Net operating loss not recognized as deferred tax assets	171,533	214,776
(Recovery from) allowance of doubtful accounts not recognized as deferred taxes	(36,903)	956,519
Non-deductible expenses	-	78,574

Income tax expense	$571,643	$628,747

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards from:
– United States	$-	$-
– The PRC	386,309	214,776
Allowance for doubtful accounts	919,616	956,519
Total deferred tax assets	1,305,925	1,171,295
Less: valuation allowance	(1,305,925)	(1,171,295)

Deferred tax assets	$-	$-

As of December 31, 2009, the Company incurred $1,545,236 of aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $1,305,925 on the expected future tax benefits from the net operating loss carryforwards and allowance for doubtful accounts as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2009, the valuation allowance increased by $134,630, primarily relating to net operating loss carryforward from the foreign tax regime.

15.	NET INCOME PER SHARE

Basic net income (loss) per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income (loss) per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2009 and 2008:

	Years ended December 31,
	2009	2008
Basis and diluted net income (loss) per share calculation
Numerator:
Net income (loss) attributable to GFR Pharmaceuticals, Inc.	$1,096,632	$(3,041,287)

Denominator:
- Weighted average ordinary shares outstanding	42,079,940	42,079,940
Net income (loss) per share attributable to GFR Pharmaceuticals, Inc. – Basic and diluted	$0.03	$(0.07)

16.	SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Medical Business – joint operation of PET Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center in the PRC; and

●	Extraction Business – extraction of raw materials to medicine ingredients and distribution of extracted ingredients for medicine manufacturing uses.

The Company operates these segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the years presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2009 and 2008. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

Summary of financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2009 and 2008:

	Year ended December 31, 2009
	Medical Business	Extraction Business	Total

Operating revenue, net	$3,336,839	$547,258	$3,884,097
Cost of revenue	(555,397)	(516,315)	(1,071,712)

Gross profit	$2,781,442	$30,943	$2,812,385

Depreciation and amortization	$596,988	$137,984	$734,972
Net income (loss)	1,767,050	(590,640)	1,176,410
Total assets	5,520,607	2,238,134	7,758,741
Expenditure for long-lived assets	$2,039	$-	$2,039

	Year ended December 31, 2008
	Medical Business	Extraction Business	Total

Operating revenue, net:	$3,454,009	$223,063	$3,677,072
Cost of revenue	-	(268,278)	(268,278)

Gross profit	$3,454,009	$(45,215)	$3,408,794

Depreciation and amortization	$483,753	$176,990	$660,743
Net income (loss)	1,577,548	(4,690,784)	(3,113,236)
Total assets	6,487,743	2,860,063	9,347,806
Expenditure for long-lived assets	$20,617	$19,212	$39,829

For the year ended December 31, 2009, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

17.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC, Hua Long, New Century and Bao Sai are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Hua Long and New Century are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $12,148 and $9,685 for the years ended December 31, 2009 and 2008, respectively.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

18.	STATUTORY RESERVES

Under the PRC Law the Company’s subsidiaries, Hua Long, New Century and Bao Sai are required to make appropriation to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended December 31, 2009 and 2008, the Company’s PRC subsidiaries made appropriation of $171,493 and $186,942 to statutory reserve, respectively.

19.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the year ended December 31, 2009, the customer who accounted for 10% or more of the Company’s revenues and its outstanding balances as at year-end dates, are presented as follows:

		Year ended December 31, 2009			December 31, 2009
Customers		Revenues	Percentage of revenues		Accounts receivable, trade

Customer A		$3,336,858	86%		$502,907
Customer B		526,400	13%		731

	Total:	$3,863,258	99%	Total:	$503,638

For the year ended December 31, 2008, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of December 31, 2008, this customer accounted for $3,655,036 of the Company’s revenues 94% and $360,043 of accounts receivable.

(b)         Major vendors

For the year ended December 31, 2009, the vendor who accounted for 10% or more of the Company’s purchases and their outstanding balances as at year-end dates, are presented as follows:

		Year ended December 31, 2009			December 31, 2009
Vendors		Purchases	Percentage of purchase		Accounts payable, trade

Vendor A		$468,580	82%		$-
Vendor B		72,067	13%		35,541

	Total:	$540,647	95%	Total:	$35,541

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the year ended December 31, 2008, two vendors represented more than 10% of the Company’s purchases and one of which represented more than 10% of the Company’s accounts payable.

(c)         Credit risk

Financial instruments that are potentially subject to credit risk consist principally of trade accounts receivables. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

(e)         Economic and political risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

20.	COMMITMENTS AND CONTINGENCIES

The Company leased certain office space under a non-cancelable operating lease agreement with a term of 2 years with fixed monthly rentals. This lease agreement expires in June 2011. Total rent expenses for the years ended December 31, 2009 and 2008 was $2,105 and $2,038, respectively.

As of December, 31, 2009, future minimum rental payments due under the non-cancelable operating lease agreement are as follows:

Years ending December 31:
2010	$2,106
2011	1,053

Total	$3,159

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

21.	COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 25, 2010, the Company’s former independent accountants, AGCA, Inc. Certified Public Accountants (“AGCA”), advised the Company that it would not seek re-election as the Company’s  independent accountants and resigned as independent accountants  effective January 25, 2010.   The choice of  new independent accountants was approved by the Board of Directors of the Company.

The former independent accountant’s report on the Company’s financial statements for the fiscal year ended December 31, 2008 did not contain any adverse opinions or disclaimer opinions, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, the accountant’s report did not include any disclosure of uncertainty regarding the Company’s ability to continue as a going concern. AGCA did not serve as the Company’s independent accountants for the fiscal year ended December 31, 2007.

During the Company’s last two fiscal years ended December 31, 2008 and December 31, 2009 and through January 25, 2010, the date of resignation and declination, there were no disagreements between the Company and AGCA, its former independent accountants, on any matters relating to accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the former independent accountants, would have caused them to make reference to the subject matter of the disagreement in their report.

A letter addressed to the Securities and Exchange Commission stating whether or not AGCA agrees with the above statements was filed as an exhibit to the Company’s Current Report on Form 8-K that was filed with the Securities and Exchange Commission on January 29, 2010

On January 27, 2010, the Company engaged ZYCPA Company Limited, Certified Public Accountants (“ZYCPA”), as Company’s new independent accountants. During the two most recent years ended December 31, 2009 and 2008, and any subsequent interim period through January 27, 2009, the Company did not consult with ZYCPA, the newly engaged accountant, regarding any matter described in Item 304(a)(2) of Regulation SK, including any issue related to Company’s financial statements or the type of audit opinion that might be rendered for the Company. ZYCPA served as the Company’s independent accountants for the fiscal year ended December 31, 2007.

ITEM 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.

Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in ‘Internal Control – Integrated Framework’. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

There were no changes in our internal controls over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within GFR Pharmaceuticals Inc. have been detected.

Item 9B. Other Information

Not Applicable.

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

DIRECTORS AND OFFICERS

Name	Age	Position	Period In Office

Zhao Yan Ding	36	Chief Executive Officer &	January 2008 - Present
		Director

Zhong Ya Li	30	Chief Financial Officer &	January 2008 - Present
		Director

Wang Li An	46	Director	September 2006 - Present

The following is a summary of the business experience and other biographical information with respect to each of the Company’s officers and directors listed in the above-referenced table.

Zhao Yan Ding – Chief Executive Officer and Director

Mr. Zhao Yan Ding, our Chief Executive Officer and Director is 36 year old.  He holds a university degree as a senior engineer. He worked for Xi'an Herbal Medicine Company in the Administration and Marketing Department from 1997 to 2001, and gained the honor of advanced staff within two years. In 2001, he took a position with Xi'an Rising Bio-sep Bio-technique Co., Ltd. in the Researches & Production Department.  He also worked for Zhejiang Haikang Bio-Products Co., Ltd, to set up their bio research department within company. From 2003 to the present, he has worked in Xi'an Bio-sep Bio-technique Co., Ltd. as their chief of research and the supervisor of the company. The Board believes that Mr. Zhao has the experience, qualifications, attributes and skills necessary to serve on the Board because of his extensive academic knowledge of the biotech industry and research accomplishments, the leadership and strategic direction he showed in Zhejiang Haikang Bio-Products Co., Ltd, and his unparalleled knowledge  of the Company and its business by serving the Company for 7 years. Mr. Zhao is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Zhong Ya Li – Chief Financial Officer and Director

Ms. Zhong Ya Li, our new Chief Financial Officer and Director is 30 years old.  She holds a university degree in accounting.  Ms. Zhong Ya Li previously worked at Xi'an Rising Building Management Co., Ltd as a cashier and the chief accountant from 1999 to 2003. Then she worked for the Xi'an Bio-sep Bio-technique Co., Ltd as their Chief Accountant. In 2006, she was promoted to Vice Chief Financial Officer of Xi'an Bio-sep Bio-technique Co., Ltd. The Board believes that Ms. Zhong has the experience, qualifications, attributes and skills necessary to serve on the Board because of her relevant experience in finance and accounting. Ms. Zhong is not a member of the Board of any other public company or any investment company, neither has she been a member of the boards of directors of such companies for the past five years.

Wang Li An - Director

Mr. Wang Li An has been a director of the Company since September 2006 and the Chairman of the Board of Director of New Century since March 2006. Mr. Wang is also the Vice General Manager and Director of Bao Sai since June 2005. From July 2002 to May 2005, Mr. Wang was the Secretary of the Board of Bao Sai and was responsible for corporate finance, taxation, capital restructure, operational management, and government relations. From October 1997 to June 2002, Mr. Wang was the dean of Security Investment Department of Shaanxi Rising Group Corp. and was responsible for the initial set up of the subsidiaries and capital investment. Mr. Wang graduated from Xia Men University in 1987 with a bachelor degree in Mathematics. The Board believes that Mr.  Wang has the experience, qualifications, attributes and skills necessary to serve on the Board because of his 9 years of experience with the Company and his knowledge of our business. Mr. Wang is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Board Committees

Our board of directors is currently composed of three directors: Mr. Zhao Yan Ding, Ms. Zhong Ya Li, and Mr. Wang Li An. All board action requires the approval of a majority of directors in attendance at a meeting at which a quorum is present.  We currently do not have standing audit, nominating or compensation committees.  Our entire board of directors handles the functions that would otherwise be handled by each of the committees.

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, or control persons have been involved in any of the following events during the past ten years:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time; or

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); or

●
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; or

●
Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: any Federal or State securities or commodities law or regulation; or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity. This violation does not apply to any settlement of a civil proceeding among private litigants; or

●
Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Our compensation program for our executive officers and all other employees is designed such that it will not incentivize unnecessary risk-taking. We provide our executive officers solely with a base salary to compensate them for services rendered during the year.  Our policy of compensating our executives with a cash salary has served us well.  To date, we have not believed it necessary to provide our executives discretionary bonuses, equity incentives, or other benefits in order for us to continue to be successful.  While we have established an incentive stock option plan, the Company has made no awards under the plan. Senior executives do not have the incentive to take unnecessary risks in order to receive a bonus.    However, as the Company grows and the operations become more complex, the Board of Directors may deem it in the best interest of the Company to provide such additional compensation to existing executives and in order to attract new executives.

Summary Compensation Table

The following table sets forth compensation earned by the executive officers during the three years preceding December 31, 2009. -
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhao Yan Ding	2009	4,811	-	-	-	-	-	-	-
Chief Executive	2008	4,753	-	-	-	-	-	-	-
Officer	2007	4,445	-	-	-	-	-	-	-

Zhong Ya Li,	2009	0-	-	-	-	-	-	-	-
Chief Financial	2008	3,734	-	-	-	-	-	-	-
Officer	2007	3,492	-	-	-	-	-	-	-

Jie Su, former	2009	0-
Director, former	2008	15,867
CEO & former	2007	15,000
President

Zhi Dong Wang,	2009	4,590
former director,	2008	4,244
former CFO &	2007	3,698
former VP

Stock Option Plan

The Company has established the 2002 Incentive and Non-qualified Stock Option Plan (“the Plan”) under which we may grant to employees, officers, directors, attorneys, consultants or other advisers of the Company or affiliated companies up to 10,000,000 shares of common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of December 31, 2009 and 2008, no options or shares have been granted under the Plan.

Compensation of Independent Directors

No compensation had been paid to any director solely in connection with their role as a director.

Employment Agreements

There are no written employment agreements with any of the Company's officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 14, 2010 (i) each person known to us to be the beneficial owner of more than 5% of its Common Stock, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)(3)	Percentage of Class (3)

Guo Li An	16,000,000	38.0%
XinChengQuChangLeXiLu169Hao Xi’An ShaanXi Province, P.R. China 710054

Mr. Wang Li An c/o GFR Pharmaceuticals, Inc. 99 Yan Xiang Road, Biosep Building Xi An, Shaan Xi Province, P.R. China 710054	0	0

Ms. Zhong Ya Li c/o GFR Pharmaceuticals, Inc. 99 Yan Xiang Road, Biosep Building Xi An, Shaan Xi Province, P.R. China 710054	0	0

Mr. Zhao Ya Ding c/o GFR Pharmaceuticals, Inc. 99 Yan Xiang Road, Biosep Building Xi An, Shaan Xi Province, P.R. China 710054	0	0

Officers and directors as a group (3 persons)	0	0

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships

On January 1, 2008, New Century entered into a stock purchase agreement with the holders of all 60,000,000 shares of the capital stock of Xi’an Jiaoda Bao Sai Bio-technology Co., Ltd (“Bao Sai”) to acquire 58,060,000 shares of its capital stock of Bao Sai, or 96.77% of its capital stock.  In connection with our acquisition of Bao Sai operation on January 1, 2008, we incurred a payment obligation in the amount of $4,500,211 payable to the former owners, including Xi’an Bio-sep Biological Filling Engineering Technology Company, Ltd. (“Xi’an Bio-sep”) the former owner of 46.67%. Our chairman, Mr. Wang Li-An, was the director of Xi’an Bio-sep; and our Chief Executive Officer and Chief Financial Officer, Mr. Zhao Yan Ding and Ms. Zhong Ya Li,were also officers of Bao Sai prior to the date of acquisition. Payment of the purchase price was made in two cash installments commencing in 2008, first to Xi’an Bio-sep, the owner of 28 million shares, or 46.67% of Bao Sai, and the balance in 2009 to the other three selling stockholders, in amounts equal to their respective percentage of share ownership of Bao Sai.

The purchase price is payable as follows. For the year ended December 31, 2008, the Company made a payment of purchase price consideration totaling $2,322,436. The balance due of $2,493,318 was paid on December 31, 2009. The portion of the purchase price payable to related parties is:

X’ian Bio-sep Biological Filler Engineering Technology Co., Ltd. (a)	$2,170,350
Wang Zhidong (b)	1,143,073
Guo Lizheng (c)	570,606

$3,884,029

The Company rents an office from Bao Sai at an annual rent of $3,779 on a monthly basis. Mr. Guo Li An, who owns 38.03% of the Company, beneficially owns 46.67% of Bao Sai.

In addition, our shareholder, Mr. Lian Guo contributed a loan to fund our operations. As of December 31, 2009, the balance of the loan was $1,960,874 which was unsecured, interest-free and repayable on demand.

We also had a loan payable to our affiliate Medicine in the principal amount of $980,575 as of December 31, 2009 which was unsecured and interest-free. The loan is repayable in four installments with the total amount due no later than 2012.  We have a 75% equity interest in Medicine but Medicine is no longer consolidated. We expect to collect this amount according to the schedule agreed.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of FINRA.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our auditor is ZYCPA Company Limited.

Audit Fees

ZYCPA Company Limited billed $35,500 to the Company for professional serices rendered for the audit of our 2009 financial statements and our former independent accountants,
AGCA, Inc billed $ 38,000 to the Company for professional services rendered for the audit of our 2008 financial statements.  AGCA, Inc. billed $ 6,000 to the Company for the review of the financial statements included in fiscal 2009 10-QSB filings.

Audit-Related Fees

The former independent accountants, AGCA, Inc. and current independent accountants ZYCPA Company, Limited  billed $0 to the Company during 2009 for assurance and related services that are reasonably related to the performance of the 2009 audit or review of the quarterly financial statements.

Tax Fees

The current independent accountants billed $0 to the Company during 2009 for professional services rendered for tax compliance, tax advice and tax planning.  AGCA, Inc. billed $0 to the Company during 2009 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

The former independent accountants, AGCA Inc. and current accountants,  ZYCPA Company Limited billed $0 to the Company in 2009 and 2008 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by either the former independent accountants or current independent accountants.

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

Date: April 14, 2010

GFR PHARMACEUTICALS, INC.

By:	/s/ Zhao Yan Ding
Zhao Yan Ding, Chief Executive Officer

By:	/s/ Zhong Ya Li
Zhong Ya Li, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Zhao Yan Ding	Director	April 15, 2010
Zhao Yan Ding

/s/ Zhong Ya Li	Director	April 15, 2010
Zhong Ya Li

/s/ Wang Li-An	Director	April 15, 2010
Wang Li-An