Form 10-Q
period 2010-03-31
GFR PHARMACEUTICALS INC
filed 2010-05-14
CIK 1096294

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File No: 09081

GFR PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	77-0517964
(State or other jurisdiction of	(I.R.S. Employer ID No)
incorporation or organization)

99 Yan Xiang Road, Biosep Building, Xi An, Shaan Xi Province, P.R. China 710054
(Address of principal executive office)    (Zip Code) n/a

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
Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of common stock, $0.001 par value per share, outstanding as of May 13, 2010 was 42,079,940.

GFR PHARMACEUTICALS INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2010

INDEX

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GFR PHARMACEUTICALS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three Months ended March 31, 2010 and 2009	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2010 and 2009	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months ended March 31, 2010	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-18

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$188,127	$55,486
Trade accounts receivable, net	816,602	541,206
Inventories, net	10,778	10,289
Prepayments and other current assets	359,112	277,455
Operating lease prepaid, current portion	7,253	7,252

Total current assets	1,381,872	891,688

Property, plant and equipment, net	6,536,247	6,723,519
Intangible asset, net	-	-
Operating lease prepaid, non-current portion	141,744	143,534

TOTAL ASSETS	$8,059,863	$7,758,741

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$59,913	$90,682
Amount due to a related party	1,984,226	1,960,874
Income tax payable	133,164	171,708
Other payables and accrued liabilities	489,943	428,553

Total current liabilities	2,667,246	2,651,817

Long-term liabilities:
Loss in excess of investment in an unconsolidated affiliate	784,770	784,802

TOTAL LIABILITIES	3,452,016	3,436,619

Commitments and contingencies

Equity:
GFR Pharmaceuticals, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 shares issued and outstanding as of March 31, 2010 and December 31, 2009	42,080	42,080
Additional paid-in capital	3,712,120	3,712,120
Accumulated other comprehensive income	211,221	210,882
Statutory reserve	595,253	595,253
Accumulated deficits	(485,178)	(750,589)
Total GFR Pharmaceuticals, Inc. stockholders’ equity	4,075,496	3,809,746
Non-controlling interest	532,351	512,376
Total equity	4,607,847	4,322,122

TOTAL LIABILITIES AND EQUITY	$8,059,863	$7,758,741

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2010	2009
Revenue, net:
Service revenue	$779,668	$554,256
Product sales	10,368	9,786

Total revenues, net	790,036	564,042

Cost of revenue:
Depreciation	140,063	125,443
Cost of products	9,875	3,357

Total cost of revenue	149,938	128,800

Gross profit	640,098	435,242

Operating expenses:
Depreciation and amortization	50,105	47,770
General and administrative	171,451	215,199

Total operating expenses	221,556	262,969

Income from operations	418,542	172,273

Other income (expense):
Interest income	9	7,138
Interest expense	-	(4,828)
Other expense	-	(44)

Total other income	9	2,266

Income before income taxes	418,551	174,539

Income tax expense	(133,165)	(65,115)

Net income	285,386	109,424

Less: net income attributable to non-controlling interest	(19,975)	(7,382)

Net income attributable to GFR Pharmaceuticals, Inc.	265,411	102,042

Net income per share – Basic and diluted	$0.01	$0.00

Weighted average shares outstanding during the period – Basic and diluted	42,079,940	42,079,940

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$265,411	$102,042
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	190,168	173,213
Non-controlling interest	19,975	7,382
Change in operating assets and liabilities:
Trade accounts receivable	(275,312)	237,799
Inventories	(487)	(13,219)
Other receivable	-	(1,822)
Prepayments and other current assets	(81,613)	57,095
Trade accounts payable	(30,784)	(87,430)
Income tax payable	(38,572)	(109,474)
Other payables and accrued liabilities	84,733	40,754

Net cash provided by operating activities	133,519	406,340

Cash flows from investing activities:
Repayment of notes payable	-	(708,119)

Net cash used in investing activities	-	(708,119)

Cash flows from financing activities:
Repayment of notes payable	-	(219,417)
Repayment to a related party	(883)	(717)

Net cash used in financing activities	(883)	(220,134)

Effect on exchange rate change on cash and cash equivalents	5	(149)

NET CHANGE IN CASH AND CASH EQUIVALENTS	132,641	(522,062)

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	55,486	552,398

CASH AND CASH EQUIVALENT, END OF PERIOD	$188,127	$30,336

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$171,737	$174,588
Cash paid for interest	$-	$4,828

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	GFR Pharmaceuticals, Inc. stockholders’ equity
	Common stock		Additional	Accumulated other comprehensive	Statutory	Retained earnings (accumulated	Non-controlling	Total
	No. of shares	Amount	paid-in capital	income	reserve	deficit)	interest	equity

Balance as of December 31, 2009	42,079,940	$42,080	$3,712,120	$210,882	$595,253	$(750,589)	$512,376	$4,322,122

Foreign currency translation adjustment	-	-	-	339	-	-	-	339

Net income for the period	-	-	-	-	-	265,411	19,975	285,386

Balance as of March 31, 2010	42,079,940	$42,080	$3,712,120	$211,221	$595,253	$(485,178)	$532,351	$4,607,847

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States of America (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

GFR Pharmaceuticals, Inc. (the “Company” or “GFRP”) was incorporated in the State of Nevada on December 18, 1996 as Laredo Investment Corp. On August 9, 2004, Laredo Investment Corp. changed its name to GFR Pharmaceuticals, Inc.

The Company, through its subsidiaries, mainly engages in a joint operation of a Positive Emission Tomography (“PET”) Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center in Xi’an City, Shaanxi Province, the People’s Republic of China (the “PRC”).

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered share capital	Effective interest held

Xi'an Hua Long Yu Tian Scientific and Technological Industry Co., Ltd. (“Hua Long”)	The PRC, a limited liability company	Investing holding	RMB1,500,000	100%

New Century Scientific Investment Ltd. (“New Century”)	The PRC, a limited liability company	Operator medical clinic in the PRC	RMB30,000,000	95%

Xi’an Jiaoda Bao Sai Bio-Technology Co., Ltd (“Bao Sai”)	The PRC, a limited liability company	Research and development of extraction process and trading of pharmaceutical products in the PRC	RMB60,000,000	96.77%

GFRP, Hua Long, New Century and Bao Sai are hereinafter referred to as (the “Company”).

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Basis of consolidation

The consolidated financial statements include the financial statements of GFRP and its subsidiaries, Hua Long, New Century and Bao Sai. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Equity method of accounting

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

As a result of deconsolidation under ASC 810 and the application of the equity method under ASC 323, GFRP had a negative basis in its investment in Medicine, the Equity Investee, because the subsidiary generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in Equity Investee,” is reflected as a single amount on the Company’s condensed consolidated balance sheet as approximately $784,770 and $784,802 liability as of March 31, 2010 and December 31, 2009.

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

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. For the three months ended March 31, 2010 and 2009, no allowance for doubtful accounts was provided during the periods.

●	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. For the three months ended March 31, 2010 and 2009, no inventory allowance was provided for the periods.

●	Property, plant and equipment

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

Depreciation expenses for the three months ended March 31, 2010 and 2009 were $188,355 and $173,213 respectively, of which $140,063 and $125,443 were included in cost of revenue.

●	Intangible asset

Intangible asset includes technical know-how acquired from a business combination. Technical know-how is carried at cost less accumulated amortization and impairment charge and is amortized on a straight-line basis over its estimated useful lives of 10 years beginning at the time it is granted.

As of March 31, 2010, the carrying value of the technical know-how was stated as zero. The Company recognized a full impairment charge before the acquisition of Bao Sai for recoverability test.

●	Operating lease prepaid

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

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The lease expense on prepaid operating lease for the three months ended March 31, 2010 and 2009 was $1,813 and $1,813, respectively. As of March 31, 2010, the estimated annual amortization of the prepaid operating lease for the next five years and thereafter is as follows:

Year ending March 31:
2011	$7,253
2012	7,253
2013	7,253
2014	7,253
2015	7,253
Thereafter	112,732

Total	$148,997

●	Impairment of long-lived assets

In accordance with the provisions of the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of March 31, 2010.

●	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a)	Service revenue

Pursuant to the agreements entered into between the Company and Tang Du Hospital (“the Hospital”) dated February 2, 2006, the Company and the Hospital would jointly operate the medical center in the provision of diagnostic imaging services to the patients. In return, the Company and the Hospital would share net revenues from services rendered, on a monthly basis, when earned, at their net realizable amounts from patients for services rendered at contractually established billing rates, after deducting the total operating cost of the centers. The Company recognizes net revenues based on the total amount received from the patients during the month, less the monthly operating costs incurred at the center.

The Company records the revenue, net of business tax, from the customers through the Hospital, on a net basis in compliance with EITF 99-19, “Reporting Revenues Gross as a Principal versus Net as an Agent.”

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b)	Sale of products

The Company recognizes revenue from the sale and trading of pharmaceutical products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) under the PRC tax law which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for sales returns for the three months ended March 31, 2010 and 2009.

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

For the three months ended March 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the three months ended March 31, 2010, the Company filed and cleared 2009 PRC tax return by the tax authority.

●	Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statement of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

	Three months ended March 31,
	2010	2009

Net income	$265,411	$102,042

Other comprehensive income:
- Foreign currency translation gain	339	85

Comprehensive income	$265,750	$102,127

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:
	March 31, 2010	March 31, 2009
Period-end RMB:US$1 exchange rate	6.8361	6.8359
Period-average RMB:US$1 exchange rate	6.8360	6.8363

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2010, the Company operates in two reportable segments: Medical Business and Extraction Business in PRC.

●	Fair value measurement

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

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash and cash equivalents, trade accounts receivable, prepayments and other current assets, trade accounts payable, amount due to a related party, income tax payable, other payables and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) expanded ASC 810-10, to provide guidance for variable interest entities (VIEs). The change modifies our approach for determining the primary beneficiary of a VIE by assessing whether we have control over such entities. This change is effective for us on July 1, 2010. The Company is currently evaluating the requirements of the VIE provisions of ASC 810-10, but does not expect a material impact on its condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-13, “Revenue Recognition” (Topic 605). The accounting standard update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 will be effective for us on July 1, 2010. The Company is currently evaluating the requirements of ASU 2009-13, but do not expect a material impact on its condensed consolidated financial statements.

FASB ASC 810, “Consolidation” (“ASC 810”), establishes accounting and reporting standards for minority interests, which are recharacterized as noncontrolling interests. ASC 810 was revised so that noncontrolling interests are classified as a component of equity separate from the parent’s equity; purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions; net income attributable to the noncontrolling interest are included in consolidated net income in the statement of operations; and upon a loss of control, the interest sold, as well as any interest retained, is recorded at fair value, with any gain or loss recognized in earnings. This revision was effective for the Company as of January 1, 2009. It applies prospectively, except for the presentation and disclosure requirements, for which it applies retroactively. In addition, ASC 810, amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810. This phase of ASC 810 became effective for the Company on January 1, 2010 and did not impact the Company’s consolidation conclusions for its variable interest entities.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and will not have an impact on our consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no significant transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2010.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the quarter ended March 31, 2010.

NOTE－4	TRADE ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

Trade accounts receivable consisted of the following:
	March 31, 2010	December 31, 2009

Trade accounts receivable, gross	$1,368,704	$1,093,324
Less: allowance for doubtful accounts	(552,102)	(552,118)

Trade accounts receivable, net	$816,602	$541,206

For the three months ended March 31, 2010 and 2009, no allowance for doubtful accounts was provided during the periods.

NOTE－5	AMOUNT DUE TO A RELATED PARTY

As of March 31, 2010 and December 31, 2009, a balance of $1,984,226 and $1,960,874 due to a stockholder, Mr. Lian Guo represented a temporary advance to the Company which was unsecured, interest-free and repayable on demand.

NOTE－6	INVESTMENT IN AN UNCONSOLIDATED AFFILIATE

The Company has a 75% equity interest in Xi’an Bao Sai Medicine Co., Ltd (“Medicine”), through Bai Sai, which is registered as a limited liability company in the PRC. Medicine ceased business in 2007 and leased out its business license. Thus, the Company does not have control on the policy decisions in Medicine; and accordingly, investment in Medicine is accounted for under the equity method.

As of March 31, 2010 and December 31, 2009, the investment in an unconsolidated affiliate is presented as follows:-

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	March 31, 2010	December 31, 2009

Investment in Medicine at the date of acquisition	$106,804	$106,804
Amount due from Medicine	1,111,828	1,111,828
Less: allowance for doubtful accounts	(1,111,828)	(1,111,828)
Share of accumulated losses in Medicine	(870,823)	(870,823)
Foreign translation difference	(20,751)	(20,783)

Loss in excess of investment in an unconsolidated affiliate	$(784,770)	$(784,802)

NOTE－7	PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:
	March 31, 2010	December 31, 2009

Advances to employees	$213,295	$151,720
Prepayments to equipment vendors	227	41,169
Prepaid operating expenses	145,590	84,566

	$359,112	$277,455

NOTE－8	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:
	March 31, 2010	December 31, 2009

Business tax payable	$28,672	$81,174
Government levy payable	797	34,435
Salaries and welfare payable	104,777	97,724
Advances from employees	265,622	50,411
Customer deposits	36,673	-
Accrued operating expenses	53,402	164,809

	$489,943	$428,553

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－9	INCOME TAXES

For the three months ended March 31, 2010 and 2009, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:
	Three months ended March 31,
	2010	2009
Tax jurisdiction from:
– Local	$-	$-
– Foreign	418,551	174,539

Income before income taxes	$418,551	$174,539

The provision for income taxes consisted of the following:
	Three months ended March 31,
	2010	2009
Current:
– Local	$-	$-
– Foreign	133,165	65,115

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$133,165	$65,115

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

The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2010 and 2009 is as follows:
	Three months ended March 31,
	2010	2009

Income before income taxes from PRC operation	$418,551	$174,539
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	104,638	43,634

Net operating loss not recognized as deferred tax assets	26,462	25,649
Non-deductible expenses	2,065	-
Others	-	(4,168)

Income tax expense	$133,165	$65,115

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2010 and December 31, 2009:
	March 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carryforwards from the PRC	$266,907	$240,426
Allowance for doubtful accounts	956,519	956,519
Total deferred tax assets	1,223,426	1,196,945
Less: valuation allowance	(1,223,426)	(1,196,945)

Deferred tax assets	$-	$-

As of March 31, 2010, the Company incurred $1,651,085 of aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $1,223,426 on the expected future tax benefits from the net operating loss carryforwards and allowance for doubtful accounts as the management believes it is more likely than not that these assets will not be realized in the future. For the three months ended March 31, 2010, the valuation allowance increased by $26,481, primarily relating to net operating loss carryforwards in the foreign tax regime.

NOTE－10	SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

●	Medical Business – joint operation of PET Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center in the PRC; and

●	Extraction Business – extraction of raw materials to medicine ingredients and distribution of extracted ingredients for medicine manufacturing uses.

The Company operates these segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three months ended March 31, 2010 and 2009. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

Summary of financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2010 and 2009:

	Three months ended March 31, 2010
	Medical Business	Extraction Business	Total

Operating revenue	$779,668	$10,368	$790,036
Cost of revenue	(140,063)	(9,875)	(149,938)

Gross profit	$639,605	$493	$640,098

Depreciation and amortization	$140,063	$50,105	$190,168
Net income (loss)	359,473	(74,087)	285,386
Expenditure for long-lived assets	$-	$-	$-

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31, 2009
	Medical Business	Extraction Business	Total

Operating revenue, net:	$554,256	$9,786	$564,042
Cost of revenue	(125,443)	(3,357)	(128,800)

Gross profit	$428,813	$6,429	$435,242

Depreciation and amortization	$125,443	$47,770	$173,213
Net income (loss)	208,801	(99,377)	109,424
Expenditure for long-lived assets	$-	$-	$-

For the three months ended March 31, 2010 and 2009, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

NOTE－11	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended March 31, 2010, one customer represented more than 10% of the Company’s revenue and trade accounts receivable. This customer accounted for 99% of the Company’s revenues amounting to $825,050, with $812,819 of accounts receivable.

For the three months ended March 31, 2009, one customer represented more than 10% of the Company’s revenue and trade accounts receivable. This customer accounted for 98% of the Company’s revenues amounting to $586,514, with $306,117 of accounts receivable.

(b)	Major vendors

For the three months ended March 31, 2010 and 2009, there was no vendor who represented more than 10% of the Company’s purchases and trade accounts payable.

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

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
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

NOTE－12	COMMITMENTS AND CONTINGENCIES

The Company leased certain office space under a non-cancelable operating lease agreement with a term of 2 years with fixed monthly rentals, expiry in June 2011. Total rent expenses for the three months ended March 31, 2010 and 2009 was $527 and $526, respectively.

As of March 31, 2010, future minimum rental payments due under the non-cancelable operating lease agreement are as follows:

Year ending March 31:
2011	$2,106
2012	527

Total	$2,633

NOTE－13	COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

As used herein the terms "we", "us", "our," the “Registrant,” “GFRP” and the "Company" means, GFR Pharmaceuticals Inc., a Nevada corporation, formerly known as Laredo Investment Corp. These terms also refer to our subsidiary corporations, Xi'an Hua Long Yu Tian Ke Ji Shi Ye Co., Ltd. (“Hua Long") and New Century Scientific Investment Ltd. ("New Century") and Xi’an Jiaoda Bao Sai Bio-Technology Co., Ltd ("Bao Sai"), all of which are organized and existing under the laws of the Peoples’ Republic of China

The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and related notes thereto and other financial information included in this Annual Report on Form 10- Q. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop and deliver our services on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

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

New Century’s strategic purchase of Bao Sai will provide us with key technology in the biotech purification field and an experienced R&D team. We feel that the acquisition will put us in a strong position for increasing our market share and revenue in 2010.

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

Revenues

Entering the first quarter of 2010, we continued to realize our revenues from the business operations of two subsidiaries: New Century and Bao Sai. New Century owns radiology and oncology equipment and provides it to Tang Du Hospital’s Gamma Knife Therapeutic Center (the “Center”) in Shaan Xi province, which is affiliated with the Fourth Military Medical University. New Century currently owns three different devices used for radiological imaging for the brain and body and cancer treatment. New Century receives a percentage of profits from the Center. We recognize net revenues based on the total amount received from the patients during the month, less the monthly operating costs incurred at the Center. The service revenues were recorded when services are received by the customers and realized the amounts net of provisions for discounts, allowance and taxes which are recognized at the time of services performed.

The revenue from our operation of the Center increased from $554,256 for the quarter ended March 31, 2009 to $779,668 for the same period of 2010, an increase of 41%. During the first quarter of 2010, the Center on average handled approximately 247 cases per month, compared to 218 cases per month in the same period of 2009. Our overall revenues for the first quarter of 2010 increased from $564,042 for the quarter ended March 31, 2009 to $790,036 for the same period of 2010, an increase of 40%. The increase was attributed to the increased service revenue from Center. Our Bao Sai operation was still in a developmental stage after the acquisition in May 2008.  We expect it will put us in a stronger position for increasing our market share and revenue later in 2010.

Expenses

Operating expenses for the three months ended March 31, 2010 were $221,556, as compared to $262,969 for the same period ended March 31, 2009, a decrease of 16%, this decrease was attributable to a decrease in general and administrative expenses from $215,199 during the three months ended March 31, 2009, to $171,451during the three months ended March 31, 2010.

Net Income

Net income attributable to GFR Pharmaceuticals, Inc. increased from $109,424 during the three months ended March 31, 2009, to $285,386 during the three months ended March 31, 2010, an increase of 160%.  Such increase was primarily due to our increased revenue from New Century and a slight decrease of our operating expenses for the first quarter of 2010.

We expect to be profitable during fiscal year 2010 through the implementation of our marketing strategies. However, we cannot be certain that we will be able to successfully implement our marketing strategies and there can be no assurance for the achievement of any revenue growth or, therefore, that we will be profitable.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Analysis

	March 31, 2010	December 31, 2009
Working Capital Deficit	$(1,285,374)	$(1,760,129)
Stockholders’ Equity	$4,607,847	$4,322,122
Total Liabilities	$3,452,016	$3,436,619

Working capital deficit was decreased from $1,760,129 as of December 31, 2009 to $1,285,374 as of at March 31, 2010, and stockholder’s equity also increased from $4,322,122 to $4,607,847 for the same periods. The primary reason for the increase in working capital in 2010 was an increase in trade accounts receivable, prepayments and other current assets.

As of March 31, 2010, cash and cash equivalents increased to $188,127 from $55,486 as of December 31, 2009 an increase of 239.1%. The increase of cash and cash equivalents was mainly due to cash flows provided by operating activities for the three months ended March 31, 2010. The increase in the positive cash flows from operations for the first quarter of 2010 was due primarily to the combined effect of increase of trade accounts receivable by $285,312; increase of prepayments and other current assets by $81,613; increase of trade accounts payable, income tax payable by $69,356 and increase of other payable and accrued liabilities by $84,733 for the three months ended March 31, 2010.

Stockholders’ equity increased from $4,322,122 as of December 31, 2009 to $4,607,847 as of March 31, 2010, an increase of7%. Total liability was increased from $3,436,619 as of December 31, 2009 to $3,452,016 as of March 31, 2010. The increase of total liabilities was mainly due to the combined effect of decrease of trade accounts payable by $30,769 and increase of amount due to a related party by $23,352. In addition, our principal shareholder, Mr. Lian Guo made a loan to fund our operations. As of March 31, 2010 and December 31, 2009, the balance of the loan was $1,984,226 and $1,960,874, respectively, which was unsecured, interest-free and repayable on demand.

We have two business segments – the Cancer Diagnosis and Treatment Center at Tang Du Hospital and the biological extraction business that extracts raw materials to medicine ingredients and distributes the extracted ingredients for medicine manufacturing uses.  We are dependent on the continued success of the operations at the cancer diagnostic and treatment business to continue operations. In the first quarter of 2010, the cancer treatment business accounted for $779,668 (98.69%) of our revenue.  The extraction business generated $10,368 of revenue in the first quarter of 2010 as compared to $9,786 in the same period of 2009.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A.  Risk Factors

A small reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

Removed and Reserved.

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

GFR PHARMACEUTICALS, INC.

DATE: May 13, 2010	By:	/s/Zhao Yan Ding
Zhao Yan Ding, Chief Executive Officer
(Principal executive officer)

By:	/s/ Zhong Ya Li
Zhong Ya Li, Chief Financial Officer
(Principal financial officer)