Form 10-K/A
period 2008-12-31
GFR PHARMACEUTICALS INC
filed 2010-07-23
CIK 1096294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

This amendment is being filed to revise certain disclosures, including the Company’s controls and procedures in Item 9A and the officer’s certifications in Exhibits 31.1 and 31.2.

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

Management concluded that the required provision for bad debt had not been brought to the attention of management on a timely basis but that, overall, the financial statements could be prepared in accordance with GAAP.   Management has reviewed its internal controls regarding uncollectible accounts receivables to ensure that it is aware of debt that may need to be classified as bad debt as it relates to uncollectable accounts receivable. Management determined that the reporting of bad debt was a significant deficiency but did not rise to the level of being a material weakness. Management concluded that the issue is not a deficiency such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The Company has remedied the deficiency by more carefully monitoring its collection of accounts receivables and having the collection efforts reviewed more closely by its chief financial officer, who is responsible for oversight of the Company’s financial reporting.  The Company believes that these steps will remediate the significant deficiency, and will continue to monitor the effectiveness of these steps and make any changes that management deems appropriate.

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

Date: July 22, 2010

GFR PHARMACEUTICALS, INC.

By:	/s/ Zhao Yan Ding
Zhao Yan Ding, Chief Executive Officer

By:	/s/ Zhong Ya Li
Zhong Ya Li, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Zhao Yan Ding	Director	July 22, 2010
Zhao Yan Ding

/s/ Zhang Ya Li	Director	July 22, 2010
Zhong Ya Li

/s/ Wang Li-An	Director	July 22, 2010
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