Form 10-Q
period 2010-06-30
GFR PHARMACEUTICALS INC
filed 2010-08-13
CIK 1096294

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of common stock, $0.001 par value per share, outstanding as of August 13, 2010 was 42,079,940.

GFR PHARMACEUTICALS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2010

GFR PHARMACEUTICALS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	F-3

Condensed Consolidated Statements of Operations And Comprehensive Income for the
Three and Six Months ended June 30, 2010 and 2009	F-4

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2010
and 2009	F-5

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months ended June
30, 2010	F-6

Notes to Condensed Consolidated Financial Statements	F-7 to F-19

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$398,954	$55,486
Trade accounts receivable, net	1,306,082	541,206
Inventories, net	1,348	10,289
Prepayments and other current assets	326,054	277,455
Operating lease prepaid, current portion	7,283	7,252
Total current assets	2,039,721	891,688
Property, plant and equipment, net	7,102,617	6,723,519
Operating lease prepaid, non-current portion	140,495	143,534
TOTAL ASSETS	$9,282,833	$7,758,741

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$75,247	$90,682
Amount due to a related party	1,800,085	1,960,874
Income tax payable	195,819	171,708
Other payables and accrued liabilities	910,321	428,553
Total current liabilities	2,981,472	2,651,817
Long-term liabilities:
Loss in excess of investment in an unconsolidated affiliate	788,097	784,802
TOTAL LIABILITIES	3,769,569	3,436,619

Commitments and contingencies
Equity:
GFR Pharmaceuticals, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 shares issued and outstanding as of June 30, 2010 and December 31, 2009	42,080	42,080
Additional paid-in capital	3,712,120	3,712,120
Accumulated other comprehensive income	223,519	210,882
Statutory reserve	595,253	595,253
Retained earnings / (accumulated deficits)	377,363	(750,589)
Total GFR Pharmaceuticals, Inc. stockholders’ equity	4,950,335	3,809,746
Non-controlling interest	562,929	512,376
Total equity	5,513,264	4,322,122
TOTAL LIABILITIES AND EQUITY	$9,282,833	$7,758,741

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues, net:
Service revenue	$1,143,957	$973,621	$1,923,625	$1,527,877
Product sales	42,272	9,379	52,640	19,165
Total revenues, net	1,186,229	983,000	1,976,265	1,547,042
Cost of revenue (inclusive of depreciation):
Depreciation	(134,794)	(142,255)	(274,857)	(267,698)
Cost of products	(66,156)	(5,388)	(76,031)	(8,745)
Total cost of revenue	(200,950)	(147,643)	(350,888)	(276,443)
Gross profit	985,279	835,357	1,625,377	1,270,599
Operating expenses:
Depreciation and amortization	(46,076)	(47,069)	(96,180)	(94,839)
General and administrative	(94,710)	(171,257)	(266,162)	(391,284)
Total operating expenses	(140,786)	(218,326)	(362,342)	(486,123)
Income from operations	844,493	617,031	1,263,035	784,476
Other income (expense):
Interest income	282	3,726	291	10,864
Recovery from an unconsolidated affiliate	245,566	-	245,566	-
Other expense	-	(530)	-	(574)
Total other income	245,848	3,196	245,857	10,290

Income before income taxes	1,090,341	620,227	1,508,892	794,766
Income tax expense	(197,222)	(175,881)	(330,387)	(240,996)
Net income	893,119	444,346	1,178,505	553,770
Less: net income attributable to non-controlling interest	(30,578)	(23,786)	(50,553)	(31,168)
Net income attributable to GFR Pharmaceuticals, Inc.	862,541	420,560	1,127,952	522,602
Other comprehensive income:
- Foreign currency translation gain	12,298	40	12,637	125
Comprehensive income	$874,839	$420,600	$1,140,589	$522,727
Net income per share – Basic and diluted	$0.02	$0.01	$0.03	$0.01
Weighted average common stock outstanding – Basic and diluted	42,079,940	42,079,940	42,079,940	42,079,940

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,127,952	$522,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	371,037	362,537
Recovery from an unconsolidated affiliate	(245,566)	-
Non-controlling interest	50,553	31,168
Change in operating assets and liabilities:
Trade accounts receivable	(759,686)	53,576
Inventories	8,950	(25,468)
Other receivable	-	6,804
Prepayments and other current assets	(47,250)	107,160
Trade accounts payable	(15,755)	(74,159)
Income tax payable	23,300	1,170
Other payables and accrued liabilities	62,723	46,029

Net cash provided by operating activities	576,258	1,031,419

Cash flows from investing activities:
Purchase of property, plant and equipment	(277,992)	-

Net cash used in investing activities	(277,992)	-

Cash flows from financing activities:
Payments from an unconsolidated affiliate	245,566	-
Repayment of notes payable	-	(219,529)
Repayment of notes payable to related parties	-	(1,344,846)
Repayment from a related party	(205,061)	(1,244)

Net cash provided by (used in) financing activities	40,505	(1,565,619)

Effect on exchange rate change on cash and cash equivalents	4,697	128
NET CHANGE IN CASH AND CASH EQUIVALENTS	343,468	(534,072)
CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	55,486	552,398
CASH AND CASH EQUIVALENT, END OF PERIOD	$398,954	$18,326
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$306,276	$239,826
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	GFR Pharmaceuticals, Inc. stockholders’ equity
	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings (accumulated deficit)	Non-controlling interest	Total equity
	No. of shares	Amount

Balance as of January 1, 2010	42,079,940	$42,080	$3,712,120	$210,882	$595,253	$(750,589)	$512,376	$4,322,122

Foreign currency translation adjustment	-	-	-	12,637	-	-	-	12,637

Net income for the period	-	-	-	-	-	1,127,952	50,553	1,178,505

Balance as of June 30, 2010	42,079,940	$42,080	$3,712,120	$223,519	$595,253	$377,363	$562,929	$5,513,264

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future periods.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered share capital	Effective interest held

Xi'an Hua Long Yu Tian Scientific and Technological Industry Co., Ltd. (“Hua Long”)	The PRC, a limited liability company	Investment holding	RMB1,500,000	100%

New Century Scientific Investment Ltd. (“New Century”)	The PRC, a limited liability company	Provision of medical management service in the PRC	RMB30,000,000	95%

Xi’an Jiaoda Bao Sai Bio-Technology Co., Ltd (“Bao Sai”)	The PRC, a limited liability company	Research and development of extraction process and trading of pharmaceutical products in the PRC	RMB60,000,000	96.77%

GFRP, Hua Long, New Century and Bao Sai are hereinafter referred to as (the “Company”).

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
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

The consolidated financial statements include the financial statements of GFRP and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

As a result of deconsolidation under ASC 810 and the application of the equity method under ASC 323, GFRP had a negative basis in its investment in Medicine, the Equity Investee, because the subsidiary generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in an unconsolidated affiliate” is reflected as a single amount on the Company’s condensed consolidated balance sheet as approximately $656,844 as of June 30, 2010.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. For the six months ended June 30, 2010 and 2009, no allowance for doubtful accounts was provided during the periods.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. For the six months ended June 30, 2010 and 2009, no inventory allowance was provided for the periods.

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

Depreciation expense for the three months ended June 30, 2010 and 2009 were $179,057 and $187,510 respectively, of which $134,794 and $142,255 were included in cost of revenue.

Depreciation expense for the six months ended June 30, 2010 and 2009 were $367,410 and $358,908 respectively, of which $274,857 and $267,698 were include in cost of revenue.

•	Operating lease prepaid

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may grant the right to use the land for a specified period of time. Thus, all of the Company’s lands in the PRC are considered operating lease prepaid. Operating lease prepaid is amortized on a straight-line basis over the lease term of 50 years.

The lease expense on prepaid operating lease for the six months ended June 30, 2010 and 2009 was $3,627 and $3,629, respectively. As of June 30, 2010, the estimated annual amortization of the prepaid operating lease for the next five years and thereafter is as follows:

Periods ending June 30:
2011	$7,283
2012	7,283
2013	7,283
2014	7,283
2015	7,283
Thereafter	111,363

Total	$147,778

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

•	Impairment of long-lived assets

In accordance with the provisions of the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of June 30, 2010.

•	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a)	Medical service revenue

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

(b)	Product sales

The Company recognizes revenue from the sale and trading of pharmaceutical products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) under the PRC tax law which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for sales returns for the six months ended June 30, 2010 and 2009.

(c)	Technical service income

The Company provides technical service based upon the customer’s specifications in a term of 3 years on a monthly fixed-rate basis. The Company recognizes its monthly service fee over the service period.

(d)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

•	Income taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the six months ended June 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the six months ended June 30, 2010, the Company filed the 2009 PRC tax return, which such return was accepted as finalby the tax authority.

•	Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common stocks outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common stock equivalents had been issued and if the additional common stocks were dilutive.

•	Comprehensive income

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

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2010	June 30, 2009
Period-end RMB:US$1 exchange rate	6.8086	6.8319
Period-average RMB:US$1 exchange rate	6.8348	6.8328

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the six months ended June 30, 2010, the Company operates in two reportable segments: Medical Business and Extraction Business in PRC.

•	Fair value measurement

ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820-10 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820-10 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
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

In September 2009, the Financial Accounting Standard Board (“FASB”) issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

 In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in ASU 2010-19 are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Trade accounts receivable consisted of the following:

	June 30, 2010	December 31, 2009
Trade accounts receivable, gross	$1,860,519	$1,093,324
Less: allowance for doubtful accounts	(554,437)	(552,118)
Trade accounts receivable, net	$1,306,082	$541,206

For the six months ended June 30, 2010 and 2009, the Company does not provide an allowance for doubtful accounts.

NOTE－5	AMOUNT DUE TO A RELATED PARTY

As of June 30, 2010 and December 31, 2009, a balance of $1,800,085 and $1,960,874 due to a stockholder, Mr. Lian Guo represented a temporary advance to the Company which was unsecured, interest-free and repayable on demand.

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

As of June 30, 2010 and December 31, 2009, the investment in an unconsolidated affiliate is presented as follows:-

	June 30, 2010	December 31, 2009
Investment in Medicine at the date of acquisition	$106,804	$106,804
Amount due from Medicine	735,009	980,575
Less: allowance for doubtful accounts	(735,009)	(980,575)
Share of accumulated losses in Medicine	(870,823)	(870,823)
Foreign translation difference	(24,078)	(20,783)
Loss in excess of investment in an unconsolidated affiliate	$(788,097)	$(784,802)

For the three months ended June 30, 2010, the Company received $245,566 from Medicine as recovery from an unconsolidated affiliate.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－7	PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	June 30, 2010	December 31, 2009

Advances to employees	$219,243	$151,720
Prepayments to equipment vendors	9,685	41,169
Prepaid operating expenses	97,126	84,566
	$326,054	$277,455

NOTE－8	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	June 30, 2010	December 31, 2009

Business tax payable	$81,515	$81,174
Government levy payable	30,354	34,435
Salaries and welfare payable	98,564	97,724
Advances from employees	17,444	50,411
Customer deposits	51,702	-
Payable to an equipment vendor	440,619	-
Accrued operating expenses	190,123	164,809
	$910,321	$428,553

NOTE－9	INCOME TAXES

For the six months ended June 30, 2010 and 2009, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Six months ended June 30,
	2010	2009
Tax jurisdiction from:
– Local	$-	$-
– Foreign	1,508,892	794,766
Income before income taxes	$1,508,892	$794,766

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2010	2009
Current:
– Local	$-	$-
– Foreign	330,387	240,996

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$330,387	$240,996

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

GFRP is registered in the State of Nevada and is subject to the tax laws of the United States of America. The Company has no operation in the United States of America.

The PRC

Under the Corporate Income Tax Law of the People’s Republic of China, the Company’s subsidiaries in the PRC are subject to the unified statutory income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2010 and 2009 is as follows:

	Six months ended June 30,
	2010	2009

Income before income taxes from PRC operation	$1,508,892	$794,766
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	377,223	198,691

Net operating loss not recognized as deferred tax assets	14,485	46,476
Non-deductible items	(61,321)	-
Others	-	(4,171)
Income tax expense	$330,387	$240,996

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carry forwards	$254,911	$240,426
Allowance for doubtful accounts	895,128	956,519
Total deferred tax assets	1,150,039	1,196,945
Less: valuation allowance	(1,150,039)	(1,196,945)
Deferred tax assets	$-	$-

As of June 30, 2010, the Company incurred $1,019,645 of aggregate cumulative operating losses carryforwards available to offset its taxable income for PRC income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $1,150,039 on the expected future tax benefits from the net operating loss carryforwards and allowance for doubtful accounts as the management believes it is more likely than not that these assets will not be realized in the future. For the six months ended June 30, 2010, the valuation allowance decreased by $46,906 primarily relating to the recovery of doubtful accounts.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the six months ended June 30, 2010 and 2009. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

Summary of financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30, 2010
	Medical Business	Extraction Business	Total
Operating revenue, net:
Product sales	$-	$42,272	$42,272
Service revenue	997,647	146,310	1,143,957
	997,647	188,582	1,186,229
Cost of revenue	(121,390)	(79,560)	(200,950)
Gross profit	$876,257	$109,022	$985,279
Depreciation and amortization	$121,388	$59,482	$180,870
Net income	651,582	241,537	893,119
Expenditure for long-lived assets	$-	$658,401	$658,401

	Six months ended June 30, 2010
	Medical Business	Extraction Business	Total
Operating revenue, net:
Product sales	$-	$52,640	$52,640
Service revenue	1,777,953	145,672	1,923,625
	1,777,953	198,312	1,976,265
Cost of revenue	(261,453)	(89,435)	(350,888)
Gross profit	$1,516,500	$108,877	$1,625,377
Depreciation and amortization	$261,451	$109,586	$371,037
Net income	1,011,055	167,450	1,178,505
Expenditure for long-lived assets	$-	$658,401	$658,401

	Three months ended June 30, 2009
	Medical Business	Extraction Business	Total
Operating revenue, net :
Product sales	$-	$9,379	$9,379
Service revenue	973,621	-	973,621
	973,621	9,379	983,000
Cost of revenue	(142,255)	(5,388)	(147,643)
Gross profit	$831,366	$3,991	$835,357
Depreciation and amortization	$142,255	$47,069	$189,324
Net income (loss)	530,872	(86,526)	444,346
Expenditure for long-lived assets	$-	$-	$-

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30, 2009
	Medical Business	Extraction Business	Total
Operating revenue, net:
Product sales	$-	$19,165	$19,165
Service revenue	1,527,877	-	1,527,877
	1,527,877	19,165	1,547,042
Cost of revenue	(267,698)	(8,745)	(276,443)
Gross profit	$1,260,179	$10,420	$1,270,599
Depreciation and amortization	$267,698	$94,839	$362,537
Net income (loss)	739,673	(185,903)	553,770
Expenditure for long-lived assets	$-	$-	$-

For the three and six months ended June 30, 2010 and 2009, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

NOTE－11	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended June 30, 2010, one customer represented more than 10% of the Company’s revenue and trade accounts receivable. This customer accounted for 89% of the Company’s revenues amounting to $1,055,710, with $411,938 of trade accounts receivable.

For the six months ended June 30, 2010, one customer represented more than 10% of the Company’s revenue and trade accounts receivable. This customer accounted for 95% of the Company’s revenues amounting to $1,880,756, with $1,224,765 of trade accounts receivable.

For the three months ended June 30, 2009, one customer represented more than 10% of the Company’s revenue and trade accounts receivable. This customer accounted for 99% of the Company’s revenues amounting to $973,621, with $763,973 of trade accounts receivable.

For the six months ended June 30, 2009, one customer represented more than 10% of the Company’s revenue and trade accounts receivable. This customer accounted for 99% of the Company’s revenues amounting to $1,527,877, with $763,973 of trade accounts receivable.

(b)         Major vendors

For the three and six months ended June 30, 2010, no vendor represented more than 10% of the Company’s purchases and trade accounts payable.

For the six months ended June 30, 2009, one vendor represented more than 10% of the Company’s purchases and trade accounts payable, respectively.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The Company leased certain office space under a non-cancelable operating lease agreement with a term of 2 years with fixed monthly rentals, expiry in June 2011. Total rent expenses for the six months ended June 30, 2010 and 2009 was $1,053 and $1,052, respectively.

As of June 30, 2010, the Company has $2,115 of future minimum rental payments due under the non-cancelable operating lease agreement.

NOTE－13	COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

As used herein the terms "we", "us", "our," the “Registrant,” “GFRP” and the "Company" means, GFR Pharmaceuticals Inc., a Nevada corporation, formerly known as Laredo Investment Corp. These terms also refer to our subsidiary corporations, Xi'an Hua Long Yu Tian Ke Ji Shi Ye Co., Ltd. (“Hua Long") and New Century Scientific Investment Ltd. ("New Century") and Xi’an Jiaoda Bao Sai Bio-Technology Co., Ltd ("Bao Sai"), all of which are organized and existing under the laws of the Peoples’ Republic of China.

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

Results of Operations

Through the second quarter of 2010, we continued to realize our revenues from the business operations of two subsidiaries: New Century and Bao Sai.

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

Bao Sai is a high-tech company in China chartered and authorized by the Chinese government for involvement in researching and inventing, manufacturing and sales of biological separation medium products, which refers to the separation and purification of biological products and natural medicines. Such technology has been widely used in the producing of antibiotic products, Genetic Recombinant Medicine, the Gene Chip, bacteria production, diagnoses reagent, and biochemical products.

The Company believes that New Century has strong prospects of increasing our market share and revenues because our diagnostic imaging and radiation oncology treatments and equipment are all covered by the Chinese national medical insurance system. Bao Sai is focused on strengthening its market share and improving its business performance. We also believe that Bao Sai will increase our market share and revenue later in 2010.

Revenues

The revenue from our operation of the Center increased from $973,621 for the three months ended June 30, 2009 to $1,143,957 for the same period of 2010, an increase of 17.50%; and increased from $ 1,527,877 during the six months ended June 30, 2009 to $ 1,923,625 during the six months ended June 30, 2010 an increase of 25.90%. In the second quarter of 2010, the cancer treatment business accounted for $1,143,957 (96.44%) of our revenue. The product sales generated $42,272 of revenue in the second quarter of 2010 as compared to $9,379 in the same period of 2009. Our overall revenues for the second quarter of 2010 increased from $983,000 for the three months ended June 30, 2009 to $1,186,229 for the same period of 2010, an increase of 20.67%. Likewise, our overall revenue increased from $1,547,042 during the six months ended June 30, 2009 to $1,976,265 during the six months ended June 30, 2010. The increase was attributed primarily to the increased service revenue from Center and the increased product sales from Bao Sai.

Expenses

Operating expenses for the second quarter of 2010 were $140,786 as compared to $218,326 for the same period of 2009, a decrease of $77,540.  For the six months ended June 30, 2010, our operating expenses decreased from $486,123 to $362,342 as compared to the same period of 2009. This decrease was attributable to the reduction of professional and consultancy expenses during the six months ended June 30, 2010compared to the same period of 2009.

Net Income

Net income attributable to GFR Pharmaceuticals, Inc. during the three and six months ended June 30, 2009 was $420,560 and $522,602 respectively, compared to $862,541 and $1,127,952 during the three and six months ended June 30, 2010.  This increase was primarily due to our increased revenue from New Century and a slight decrease of our operating expenses for the second quarter of 2010.

We hope to be profitable in 2010 through the implementation of our marketing strategies. However, we cannot be certain that we will be able to successfully implement our marketing strategies and there can be no assurance for the achievement of any revenue growth or, therefore, that we will be profitable.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Our business operates entirely in Chinese Renminbi, but we report our results `in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Analysis

	June 30, 2010	December 31, 2009
Working Capital	$(941,751)	$(1,760,129)
Stockholders’ Equity	$5,513,264	$4,322,122
Total Liabilities	$3,769,569	$3,436,619

Our working capital deficit was decreased from $1,760,129 as of December 31, 2009 to $941,751 as of at June 30, 2010. The primary reason for the decrease in working capital deficit in 2010 by $818,378 was attributable to the  increase in accounts receivable by $764,876: an increase of cash and cash equivalents by $343,468; which was partly offset by an increase of accounts payable by $481,768 and a decrease of amounts due to shareholders by $160,789 for the six months period ended June 30, 2010.

Stockholders’ equity increased from $4,322,122 as of December 31, 2009 to $5,513,264 as of June 30, 2010, an increase of $1,191,142 or  27.6%. Total liabilities increased from $3,436,619 as of December 31, 2009 to $3,769,569 as of June 30, 2010, an increase of $332,950 or 9.7%. The increase of total liabilities was mainly due to the increase of other payables and accrued liabilities from $428,553 as of December 31, 2009 to $910,321 as of June 30, 2010, an increase of $481,768 or 112.4%. In addition, our principal shareholder, Mr. Guo Li’an made a loan to fund our operations. As of June 30, 2010 and December 31, 2009, the balance of the loan was $1,800,085 and $1,960,874, respectively, which was unsecured, interest-free and repayable on demand.

As of June 30, 2010, cash and cash equivalents increased to $398,954 from $55,486 as of December 31, 2009, an increase of $343,468 or 619.0%. The increase of cash and cash equivalents was mainly due to the cash flows provided from operating activities by $576,258; and provided from financing activities by $40,505; offset by the  outflow in vesting activities of $277,992 for the six months ended June 30, 2010.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GFR PHARMACEUTICALS, INC.

DATE: August 13, 2010	By:	/s/Zhao Yan Ding
Zhao Yan Ding, Chief Executive Officer
(Principal executive officer)

DATE: August 13, 2010	By:	/s/ Zhong Ya Li
Zhong Ya Li, Chief Financial Officer
(Principal financial officer)