Form 10-Q
period 2010-09-30
GFR PHARMACEUTICALS INC
filed 2010-11-12
CIK 1096294

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of common stock, $0.001 par value per share, outstanding as of November 10, 2010 was 42,079,940.

GFR PHARMACEUTICALS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

INDEX

GFR PHARMACEUTICALS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	4

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three and Nine Months ended September 30, 2010 and 2009	5

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2010 and 2009	6

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months ended September 30, 2010	7

Notes to Condensed Consolidated Financial Statements	8 - 22

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,429,840	$55,486
Trade accounts receivable, net	857,343	541,206
Inventories, net	16,141	10,289
Prepayments and other current assets	268,106	277,455
Operating lease prepaid, current portion	7,403	7,252

Total current assets	2,578,833	891,688

Property, plant and equipment, net	7,016,061	6,723,519
Operating lease prepaid, non-current portion	140,962	143,534

TOTAL ASSETS	$9,735,856	$7,758,741

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$299,232	$90,682
Amount due to a related party	1,876,126	1,960,874
Income tax payable	170,769	171,708
Other payables and accrued liabilities	331,738	428,553

Total current liabilities	2,677,865	2,651,817

Long-term liabilities:
Loss in excess of investment in an unconsolidated affiliate	801,099	784,802

TOTAL LIABILITIES	3,478,964	3,436,619

Commitments and contingencies

Equity:
GFR Pharmaceuticals, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 shares issued and outstanding, respectively	42,080	42,080
Additional paid-in capital	3,712,120	3,712,120
Accumulated other comprehensive income	268,087	210,882
Statutory reserve	595,253	595,253
Retained earnings (accumulated deficits)	1,049,055	(750,589)
Total GFR Pharmaceuticals, Inc. stockholders’ equity	5,666,595	3,809,746
Non-controlling interest	590,297	512,376

Total equity	6,256,892	4,322,122

TOTAL LIABILITIES AND EQUITY	$9,735,856	$7,758,741

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues, net:
Service revenue	$1,184,821	$896,387	$3,108,446	$2,424,264
Product sales	10,197	113,091	62,837	132,256

Total revenues, net	1,195,018	1,009,478	3,171,283	2,556,520

Cost of revenue:
Depreciation	164,195	143,511	439,052	411,209
Cost of products	20,879	126,467	96,910	135,212

Total cost of revenue	185,074	269,978	535,962	546,421

Gross profit	1,009,944	739,500	2,635,321	2,010,099

Operating expenses:
Depreciation and amortization	39,541	31,554	135,721	126,393
General and administrative	112,273	156,827	378,435	548,111

Total operating expenses	151,814	188,381	514,156	674,504

Income from operations	858,130	551,119	2,121,165	1,335,595

Other income (expense):
Interest income	657	6,074	948	16,938
Recovery from an unconsolidated affiliate	8,967	-	254,533	-
Other expense	-	-	-	(574)

Total other income	9,624	6,074	255,481	16,364

Income before income taxes	867,754	557,193	2,376,646	1,351,959

Income tax expense	(168,694)	(159,543)	(499,081)	(400,539)

Net income	699,060	397,650	1,877,565	951,420

Less: net income attributable to non-controlling interest	(27,368)	(21,573)	(77,921)	(52,741)

Net income attributable to GFR Pharmaceuticals, Inc.	671,692	376,077	1,799,644	898,679

Other comprehensive income:
- Foreign currency translation gain	44,568	350	57,205	475

Comprehensive income	$716,260	$376,427	$1,856,849	$899,154

Net income per share – Basic and diluted	$0.02	$0.01	$0.04	$0.02

Weighted average common stock outstanding – Basic and diluted	42,079,940	42,079,940	42,079,940	42,079,940

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,799,644	$898,679
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	574,773	537,602
Recovery from allowance for doubtful accounts	(46,207)	-
Non-controlling interest	77,921	52,741
Change in operating assets and liabilities:
Trade accounts receivable	(240,777)	67,943
Inventories	(5,540)	(26,137)
Other receivable	-	(42,374)
Prepayments and other current assets	2,980	85,666
Trade accounts payable	203,080	(1,345)
Income tax payable	(4,427)	(13,045)
Other payables and accrued liabilities	(68,763)	71,222

Net cash provided by operating activities	2,292,684	1,630,952

Cash flows from investing activities:
Purchase of property, plant and equipment	(719,577)	(1,291)

Net cash used in investing activities	(719,577)	(1,291)

Cash flows from financing activities:
Repayment of notes payable	-	(219,549)
Repayment of notes payable to related parties	-	(1,931,162)
Repayment to a related party	(223,616)	(1,244)

Net cash provided by (used in) financing activities	(223,616)	(2,151,955)

Effect on exchange rate change on cash and cash equivalents	24,863	185

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,374,354	(522,109)

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	55,486	552,398

CASH AND CASH EQUIVALENT, END OF PERIOD	$1,429,840	$30,289

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$503,508	$400,539
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	GFR Pharmaceuticals, Inc. stockholders’ equity
				Accumulated		Retained
				other		earnings
	Common stock		Additional	comprehensive	Statutory	(accumulated	Non-controlling	Total
	No. of shares	Amount	paid-in capital	income	reserve	deficit)	interest	equity

Balance as of January 1, 2010	42,079,940	$42,080	$3,712,120	$210,882	$595,253	$(750,589)	$512,376	$4,322,122

Foreign currency translation adjustment	-	-	-	57,205	-	-	-	57,205

Net income for the period	-	-	-	-	-	1,799,644	77,921	1,877,565

Balance as of September 30, 2010	42,079,940	$42,080	$3,712,120	$268,087	$595,253	$1,049,055	$590,297	$6,256,892

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future periods.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered share capital		Effective interest held

Xi'an Hua Long Yu Tian Scientific and Technological Industry Co., Ltd. (“Hua Long”)	The PRC, a limited liability company	Investment holding	RMB	1,500,000	100%

New Century Scientific Investment Ltd. (“New Century”)	The PRC, a limited liability company	Operator medical clinic in the PRC	RMB	30,000,000	95%

Xi’an Jiaoda Bao Sai Bio-Technology Co., Ltd (“Bao Sai”)	The PRC, a limited liability company	Research and development of extraction process and trading of pharmaceutical products in the PRC	RMB	60,000,000	96.77%

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

GFRP and its subsidiaries are hereinafter referred to as (the “Company”).

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

The condensed consolidated financial statements include the financial statements of GFRP and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Equity method of accounting

Under Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” (“ASC 810”), consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owner. From May 1, 2007, GFRP’s subsidiary Medicine ceased business and leased out its business license. Accordingly, GFRP deconsolidated Medicine and accounted Medicine for under the equity method of accounting.

Generally accepted accounting principles require that the investment in the investee be reported using the equity method under the provision of ASC, Topic 323, “Investments - Equity Method and Joint Ventures” (“ASC 323”) when an investor corporation can exercise significant influence over the operations and financial policies of an investee corporation. When the equity method of accounting is used, the investor initially records the investment in the stock of an investee at cost. The investment account is then adjusted to recognize the investor’s share of the income or losses of the investee when it is earned by the investee. Such amounts are included when determining the net income of the investor in the period they are reported by the investee.

As a result of deconsolidation under ASC 810 and the application of the equity method under ASC 323, GFRP had a negative basis in its investment in Medicine, the Equity Investee, because the subsidiary generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in an unconsolidated affiliate” is reflected as a single amount on the Company’s condensed consolidated balance sheet as approximately $801,099 as of September 30, 2010.

Since Medicine’s results are no longer consolidated and GFRP believes that it is not obligated to fund future operating losses at Medicine, any adjustments reflected in Medicine’s financial statements subsequent to May 1, 2007 are not expected to affect the results of operations of GFRP.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. For the nine months ended September 30, 2010, the Company recovered $46,207 from allowance for doubtful accounts.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. For the nine months ended September 30, 2010 and 2009, no inventory allowance was provided for the periods.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Buildings	20 – 40 years	5%
Plant and equipment	5 – 16 years	5%
Motor vehicles	8 –12 years	5%
Furniture, fixture and office equipment	5 – 8 years	5%

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended September 30, 2010 and 2009 were $201,907 and $173,251 respectively, of which $164,195 and $143,511 were include in cost of revenue.

Depreciation expense for the nine months ended September 30, 2010 and 2009 were $569,317 and $532,159 respectively, of which $439,052 and $411,209 were include in cost of revenue.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The lease expense on prepaid operating lease for the three months ended September 30, 2010 and 2009 was $526 and $528, respectively. The lease expense on prepaid operating lease for the nine months ended September 30, 2010 and 2009 was $5,456 and $5,443, respectively. As of September 30, 2010, the estimated annual amortization of the prepaid operating lease for the next five years and thereafter is as follows:

Years ending September 30:
2011	$7,403
2012	7,403
2013	7,403
2014	7,403
2015	7,403
Thereafter	111,350

Total	$148,365

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of September 30, 2010.

•	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

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

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b)	Product sales

The Company recognizes revenue from the sale and trading of pharmaceutical products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) under the PRC tax law which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for sales returns for the nine months ended September 30, 2010 and 2009.

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

For the nine months ended September 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the nine months ended September 30, 2010, the Company filed and cleared 2009 PRC tax return by the tax authority.

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

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying financial statements have been expressed in US$. In addition, the Company's subsidiaries in the PRC maintain their books and records in their local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2010	September 30, 2009
Period-end RMB:US$1 exchange rate	6.6981	6.8319
Period-average RMB:US$1 exchange rate	6.8164	6.8328

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the nine months ended September 30, 2010, the Company operates in two reportable segments: Medical Business and Extraction Business in PRC.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
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

In April 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In July 2010, the FASB issued an accounting standards update to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. This update will be effective for the Company in the second quarter of fiscal 2011, except for the disclosures relating to activity that occurred during a reporting period which is effective for the Company in the third quarter of fiscal 2011. Since this update addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, it is not expected that the adoption of this update will have a material impact on the Company’s financial position, results of operations or cash flows.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
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

Trade accounts receivable consisted of the following:

	September 30, 2010	December 31, 2009

Trade accounts receivable, gross	$1,530,444	$1,259,263
Less: allowance for doubtful accounts	(673,101)	(718,057)

Trade accounts receivable, net	$857,343	$541,206

For the nine months ended September 30, 2010, the Company recovered $46,207 from allowance for doubtful accounts.

NOTE－5	AMOUNT DUE TO A RELATED PARTY

As of September 30, 2010 and December 31, 2009, a balance of $1,876,126 and $1,960,874 due to a stockholder, Mr. Lian Guo represented a temporary advance to the Company which was unsecured, interest-free and repayable on demand.

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

As of September 30, 2010 and December 31, 2009, the investment in an unconsolidated affiliate is presented as follows:-

	September 30, 2010	December 31, 2009

Investment in Medicine at the date of acquisition	$106,804	$106,804
Amount due from Medicine	741,910	980,575
Less: allowance for doubtful accounts	(741,910)	(980,575)
Share of accumulated losses in Medicine	(870,823)	(870,823)
Foreign translation difference	(37,080)	(20,783)

Loss in excess of investment in an unconsolidated affiliate	$(801,099)	$(784,802)

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the nine months ended September 30, 2010, the Company received $254,533 from Medicine as recovery from an unconsolidated affiliate and recorded as “other income” in the operation.

NOTE－7	PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	September 30, 2010	December 31, 2009

Advances to employees	$192,626	$151,720
Prepayments to equipment vendors	61,809	41,169
Prepaid operating expenses	13,671	84,566

	$268,106	$277,455

NOTE－8	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	September 30, 2010	December 31, 2009

Business tax payable	$82,859	$81,174
Government levy payable	30,370	34,435
Salaries and welfare payable	102,490	97,724
Advances from employees	9,594	50,411
Customer deposits	52,555	-
Accrued operating expenses	53,870	164,809

	$331,738	$428,553

NOTE－9	INCOME TAXES

For the nine months ended September 30, 2010 and 2009, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Nine months ended September 30,
	2010	2009
Tax jurisdiction from:
– Local	$-	$-
– Foreign	2,376,646	1,351,959

Income before income taxes	$2,376,646	$1,351,959

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2010	2009
Current:
– Local	$-	$-
– Foreign	499,081	400,539

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$499,081	$400,539

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

The PRC

Under the Corporate Income Tax Law of the People’s Republic of China, the Company’s subsidiaries in the PRC are subject to the unified statutory income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2010 and 2009 is as follows:

	Nine months ended September 30,
	2010	2009

Income before income taxes from PRC operation	$2,376,646	$1,351,959
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	594,162	337,990

Net operating loss not recognized as deferred tax assets	2,328	68,806
Non-deductible items	(97,409)	(6,257)

Income tax expense	$499,081	$400,539

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of September 30, 2010 and December 31, 2009:

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	September 30, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carryforwards	$388,637	$386,309
Allowance for doubtful accounts	844,420	919,616
Total deferred tax assets	1,233,057	1,305,925
Less: valuation allowance	(1,233,057)	(1,305,925)

Deferred tax assets	$-	$-

As of September 30, 2010, the Company incurred $1,554,549 of aggregate cumulative operating losses carryforwards available to offset its taxable income for PRC income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $1,233,057 on the expected future tax benefits from the net operating loss carryforwards and allowance for doubtful accounts as the management believes it is more likely than not that these assets will not be realized in the future. For the nine months ended September 30, 2010, the valuation allowance decreased by $72,868 primarily relating to the change in allowance for doubtful accounts.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the nine months ended September 30, 2010 and 2009. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

Summary of financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30, 2010
	Medical Business	Extraction Business	Total
Operating revenue, net:
Product sales	$-	$10,197	$10,197
Service revenue	963,730	221,091	1,184,821
	963,730	231,288	1,195,018
Cost of revenue	(139,114)	(45,960)	(185,074)

Gross profit	$824,616	$185,328	$1,009,944

Depreciation and amortization	$166,386	$37,350	$203,736
Net income	547,357	151,703	699,060
Expenditure for long-lived assets	$58,682	$2,495	$61,177

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30, 2010
	Medical Business	Extraction Business	Total
Operating revenue, net:
Product sales	$-	$62,837	$62,837
Service revenue	2,741,683	366,763	3,108,446
	2,741,683	429,600	3,171,283
Cost of revenue	(400,567)	(135,395)	(535,962)

Gross profit	$2,341,116	$294,205	$2,635,321

Depreciation and amortization	$427,837	$146,936	$574,773
Net income	1,558,412	319,153	1,877,565
Expenditure for long-lived assets	$58,682	$660,896	$719,578

	Three months ended September 30, 2009
	Medical Business	Extraction Business	Total
Operating revenue, net :
Product sales	$-	$113,091	$113,091
Service revenue	896,387	-	896,387
	896,387	113,091	1,009,478
Cost of revenue	(133,885)	(136,093)	(269,978)

Gross profit	$762,502	$(23,002)	$739,500

Depreciation and amortization	$133,885	$41,180	$175,065
Net income (loss)	486,972	(89,322)	397,650
Expenditure for long-lived assets	$-	$1,291	$1,291

	Nine months ended September 30, 2009
	Medical Business	Extraction Business	Total
Operating revenue, net:
Product sales	$-	$132,256	$132,256
Service revenue	2,424,264	-	2,424,264
	2,424,264	132,256	2,556,520
Cost of revenue	(401,583)	(144,838)	(546,421)

Gross profit	$2,022,681	$(12,582)	$2,010,099

Depreciation and amortization	$401,583	$136,019	$537,602
Net income (loss)	1,226,645	(275,225)	951,420
Expenditure for long-lived assets	$-	$1,291	$1,291

For the three and nine months ended September 30, 2010 and 2009, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－11	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months and nine months ended September 30, 2010, the customers who account for 10% or more of the Company’s revenues are presented as follows:

	Three months ended September 30, 2010		September 30, 2010
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$219,767	18%	$74,648
Customer B	860,928	81%	782,695

Total:	$1,090,775	99%	$857,343

	Nine months ended September 30, 2010		September 30, 2010
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$366,078	11%	$74,648
Customer B	2,741,684	87%	782,695

Total:	$3,107,762	98%	$857,343

For the three and nine months ended September 30, 2009, there was one customer who accounted for 10% or more of the Company’s revenue.

(b)         Major vendors

For the three and nine months ended September 30, 2010, there was one vendor who accounted for 10% or more of the Company’s purchases.

For the three and nine months ended September 30, 2009, there were two vendors who accounted for 10% or more of the Company’s purchases.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
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

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The Company is committed to an office space under a non-cancelable operating lease agreement with a term of 2 years with fixed monthly rentals, expiry in June 2011. Total rent expenses for the nine months ended September 30, 2010 and 2009 was $1,578 and $1,581, respectively.

As of September 30, 2010, the Company has $1,612 of future minimum rental payments due under the non-cancelable operating lease agreement in the next 12 months.

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

GENERAL DESCRIPTION OF BUSINESS

GFR Pharmaceuticals, Inc. is a holding company with two business segments. The Company is involved in a biological extraction business that extracts raw materials to medicine ingredients and distributes the extracted ingredients for medicine manufacturing uses by Xi’an Jiaoda Bao Sai Bio-technology Co., Ltd (“Bao Sai”). The Company also operates a Cancer Diagnosis and Treatment Center, which is a joint operation of PET Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center operated by Shan Xi New Century Scientific Investment Development Ltd. (“New Century”) in the PRC.

Bao Sai is a high-tech company in China chartered and authorized by the Chinese government for involvement in researching and inventing, manufacturing and sales of biological separation medium products. It has the technology and facilities for the separation and purification of biological products and natural medicines and manufactures the agarose products of separation media.

Biological separation medium refers to the separation and purification of biological products and natural medicines, which is the core technology of biotechnology Industry. Such technology has been widely used in the producing of antibiotic products, Genetic Recombinant Medicine, the Gene Chip, bacteria production, diagnoses reagent and biochemical products. In addition to the biotechnology industry, the technology also has the wide applications and can be used for environmental protection industry, chemical and pharmaceutical industry and modernization of Chinese medicine.

In the next two years, Bao Sai intends to expand the production scale of separation media technology by two or five times by developing media derivatives—civil products. With the adsorption media, civil products will be removed the harmful substances such as bacteria, viruses, organic pesticides and tobacco tar etc. Civil products have a wide market and we believe they create more revenues and profits for the Company.

New Century is a medical equipment investment management company, which mainly engages in investment and management of cancer treatment equipment and provides comprehensive services for customers with advanced radiology and oncology equipment.

New Century cooperates with Tangdu Hospital in Shan Xi province, which is affiliated with the Fourth Military Medical University. New Century’s medical equipment is used in Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”). The Center is a well known cancer treatment center with a team of experts, for patients in need of high-quality treatment in the industry with high authority, in the five northwestern provinces of China and the country is renowned.

New Century has successfully established a large integrated medical professional website - Medical Sina (www.120md.com), which provides extensive publicity and online integrated counseling services for patients.

New Century has established an outstanding marketing team and management team, which will extend our business to neighboring provinces of Shaanxi Province and other provinces of the country. The Center currently has owns three different devices used for radiological imaging of the brain and body and for use in cancer treatment and runs in full volume of business so that the existing equipment capacity can not meet the requirements of patients. The company’s operating revenue and profit are increasing steadily.

The Company intends to continue to invest in the construction and management of cancer treatment equipment in the next few years. With its resources, technologies and services, the Company believes it will seize market opportunities, gradually expand the treatment capacity and improve profitability by the addition of cancer treatment centers or hospitals. The Company may build an integrated service center with prevention, screening, treatment and rehabilitation capabilities in the Northwest of China.

The Company needs additional capital to finance its expansion plans.  The Company does not presently have a commitment for such additional capital and there is no assurance such capital can be obtained on terms acceptable to the Company.

RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

Revenues

The revenue from our operation of the Center increased from $896,387 for the three months ended September 30, 2009 to $1,184,821 for the same period of 2010, an increase of 32.18%; and increased from $ 2,424,264 during the nine months ended September 30, 2009 to $ 3,108,446 during the nine months ended September 30, 2010, an increase of 28.22%. In the third quarter of 2010, the cancer treatment business accounted for $1,184,821 (99.15%) of our revenue. The product sales generated $10,197of revenue in the third quarter of 2010 as compared to $113,091 in the same period of 2009. Our overall revenues for the third quarter of 2010 increased from $1,009,478 for the three months ended September 30, 2009 to $1,195,018 for the same period of 2010, an increase of 18.38%. Likewise, our overall revenue increased from $2,556,520 during the nine months ended September 30, 2009 to $3,171,283 during the nine months ended September 30, 2010. The increase was attributed primarily to the increased service revenue from the Center.

Expenses

Operating expenses for the third quarter of 2010 were $151,814 as compared to $188,381 for the same period of 2009, a decrease of $36,567, a decrease of 19.4%.  For the nine months ended September 30, 2010, our operating expenses decreased from $674,504 for the nine months ended September 30, 2010 to $514,156, a decrease of 23.8%. This decrease was attributable to the reduction of professional and consultancy expenses during the nine months ended September 30, 2010 compared to the same period of 2009.

Net Income

Net income attributable to GFR Pharmaceuticals, Inc. during the three and nine months ended September 30, 2009 was $376,077 and $898,679 respectively, compared to $671,692 and $1,799,644 during the three and nine months ended September 30, 2010.  This increase was primarily due to our increased revenue from New Century, a slight decrease of our operating expenses and increased technical service revenue from Bao Sai for the third quarter of 2010.

We hope to remain profitable in 2010 through the implementation of our marketing strategies.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Analysis

	September 30, 2010	December 31, 2009
Working Capital	$(99,032)	$(1,760,129)
Stockholders’ Equity	$6,256,892	$4,322,122
Total Liabilities	$3,478,964	$3,436,619

Our working capital deficit was decreased from $1,760,129 as of December 31, 2009 to $99,032 as of September 30, 2010, which was mainly attributable to the increase in cash and cash equivalents generated from operating activities in New Century.

Stockholders’ equity increased from $4,322,122 as of December 31, 2009 to $6,256,892 as of September 30, 2010, an increase of $1,934,770 or 44.76%.

Total liabilities increased from $3,436,619 as of December 31, 2009 to $3,478,964 as of September 30, 2010, an increase of $42,345 or 1.23%. In addition, our principal shareholder, Mr. Guo Li’an made a loan to fund our operations since the first quarter of 2008. As of September 30, 2010 and December 31, 2009, the balance of the loan was $1,876,126 and $1,960,874 respectively, which was unsecured, interest-free and repayable on demand.

As of September 30, 2010, cash and cash equivalents increased to $1,429,840 from $55,486 as of December 31, 2009, an increase of $1,374,354 or 2,476.94%. The increase of cash and cash equivalents was mainly due to the cash flows provided from operating activities by $2,292,684 for the nine months ended September 30, 2010. Our liquidity improved dramatically during the nine months ended September 30, 2010. We expect this trend will continue for the coming quarter

Item 3. Quantitative and Qualitative Disclosure about Market Risk

A smaller reporting company is not required to provide the information required by this item.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

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

GFR PHARMACEUTICALS, INC.

DATE: November 11 , 2010	By:	/s/Zhao Yan Ding
Zhao Yan Ding, Chief Executive Officer
(Principal executive officer)

DATE: November 11, 2010	By:	/s/ Zhong Ya Li
Zhong Ya Li, Chief Financial Officer
(Principal financial officer)