Form 10-K
period 2010-12-31
GFR PHARMACEUTICALS INC
filed 2011-03-30
CIK 1096294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates (  26,079,940  shares)  was approximately $ 25,558,341  , based an the average closing bid and ask price of $ 0.98 for the Common Stock on March 29, 2011.

As of March 29, 2010, there were 42,079,940 shares of common stock outstanding.

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

Item 1.Business

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

Pursuant to the Hua Long Agreement, we paid Hua Long Shareholders approximately $187,500 in cash to acquire 100% interest in the shares of registered capital of Hua Long. Hua Long acts as the holding company of New Century. The acquisition of Hua Long allowed us to complete the legal processing regarding the share exchange with New Century in China. Upon completion of the acquisition, we owned 100% interest of Hua Long and 95% interest of New Century through Hua Long. Consolidated financial statements are filed in this annual report for the year ended December 31, 2010.

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

Recent Developments

On January 1, 2008, New Century entered into a stock purchase agreement with the holders of all 60,000,000 shares of the capital stock of Xi’an Jiaoda Bao Sai Bio-technology Co., Ltd (“Bao Sai”) to acquire 58,060,000 shares of  their capital stocks of Bao Sai, or 96.77% of its capital stock.  The purchase price for Bao Sai equaled 96.77% of Bao Sai’s stockholders’ equity based on Bao Sai’s audited financial statements for the fiscal year ended December 31, 2009, prepared in accordance with the Generally Accepted Accounting Principles.

On May 14, 2008, the Company completed the acquisition of Bao Sai for total consideration of $4,500,211 (approximately RMB33,000,000) for 96.77% of its equity interest in Bao Sai, based on the aggregate net book value of total assets and liabilities of Bao Sai as of December 31, 2007. The closing date was January 1, 2008. Upon the completion of the transaction, Bao Sai became a subsidiary of the Company.  Prior to the closing of the transaction, the Company and Bao Sai were under common control and the principal owners of Bao Sai were affiliated with the Company.  Payment of the purchase price was made in two cash installments commencing in 2008, first to Xi’an Bio-sep Biological Filling Engineering Technology Company, Ltd., the owner of 28 million shares, or 46.67% of Bao Sai, and the balance in 2009 to the other three selling stockholders, in amounts equal to their respective percentage of share ownership pro rata of Bao Sai.

Bao Sai is engaged in research, development, manufacturing and the sale of biological separation medium products, which are technological know-how and devices engineered to separate and purify biological products and medicines.  Separation medium products are used in the production of antibiotics, genetic recombinant medicine, bacterin production, the gene chip, diagnostic reagents and other biochemical products.  Bao Sai’s principal office and manufacturing facility is located at 99 Yan Xiang Road, Biosep Building, Xi An, Shaan Xi Province, P. R. China.

Mr. Wang Li-An, one of the Company’s directors, is also a director of Bao Sai. Bao Sai is controlled by Mr. Guo Li An, who owns 38.03% of the Company.   Mr. Guo Li Zheng, who is Guo Li An’s brother, owns   3.23% of the Bao Sai common stock and no shares of the Company.   Additionally, Mr. Zhao Yan Ding and Ms. Zhong Ya Li, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, were officers of Bao Sai through the date of the acquisition agreement.

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

Cancer Diagnosis and Treatment Center

New Century owns radiology and oncology equipment and provides it to Tangdu Hospital, which is affiliated with the Fourth Military Medical University. New Century currently owns three different devices used for radiological imaging for the brain and body and cancer treatment. The Company’s medical equipment is used in Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”).

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

As of December 31, 2010, New Century owned three different devices used in the medical centers, and the profit sharing percentage to New Century was  70%. The cases processed in Tangdu Gamma Knife Therapeutithec Center (the “Center”), averaged 292 cases per month in 2010, and 254 cases per month in 2009.  For the year ended December 31, 2010, the Center accounted for $3,950,033, or 92%, of the Company’s revenues.

Tangdu Hospital is located in Xi’an, a city of over 9-million people and is the capital of Shaan Xi province. With our competitive facilities, services, and reputation of Tangdu Hospital in Northwest China including Shaan Xi province and four other adjacent provinces, our medical center business has a good potential to grow. To grasp this market opportunity, New Century intends to expand the operation by investing in an additional tumor therapy center or hospital and a modernized tumor institute。 However, such expansion will require additional capital.

Biological Separation Medium Product and Pharmaceutical Business

In 2008, New Century acquired 96.77% of the equity in Jiaoda Bao Sai Bio-technology Co Ltd. (“Bao Sai”). Bao Sai is engaged in research, development, manufacture and distribution of biological separation medium products which are used to recover and purify biosynthetic products, particularly pharmaceuticals, from natural sources such as animal or plant tissue or fermentation broth, including the recycling of salvageable components and the proper treatment and disposal of waste. Biological separation medium products are integral to the production of pharmaceuticals such as antibiotics, hormones (e.g. insulin and human growth hormone), antibodies, and vaccines; antibodies and enzymes used in diagnostics; industrial enzymes; and natural fragrance and flavor compounds.

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

Pursuant to this effort, Bao Sai entered into a Research and Development Cooperation Contract with XiAn Jiao Tong University R&D Center for Natural Chinese Medicine and Engineering (“the University”) in 2005.  According to the Cooperation Contract, Bao Sai provides funds in the research on the use of biological separation technology in the development of Xin Kang Ping medicine to treat heart diseases. The University performs all the laboratory work related to the general research project and toxic tests as the prerequisites of the clinical trial process for the application of a new medicine. The University presents the research results to Bao Sai, and Bao Sai has the right to the project report and possible patent rights as a result of the project. This contract expired on August 25, 2008 and was not renewed. However, we have been able to continue the pharmacodynamics test and toxicology test as the prerequisite to the commencement of clinical trials for the development of Xin Kang Ping medicine. These two tests are close to successful completion. As the rules of the State Food and Drug Administration of China (“SFDA”), now, Xin Kang Ping was changed its name to Fu Fang Dan Chuan Jiao Nang and we are in the process of applying for the clinical trial process with the State Food and Drug Administration of China (“SFDA”). Upon the approval of the SFDA, we will start clinical trials for Fu Fang Dan Chuan Jiao Nang . Less time is generally required in China than in the United States to complete the clinical trials for a new medicine, and the cost of clinical trials in China is also generally lower than those held in the United States. We therefore expect that we can complete the clinical trials sooner and at lower cost than would be the case  if the tests were done in the United States. Should the tests be successful and we obtain the approval of SFDA for the new medicine, we expect this new pharmaceutical product will be marketed in the PRC.

Until 2009, Bao Sai’s operations had consisted of bio-extraction and development of new products. In 2010, based on the separation media, our new products developed from traditional biochemical products to media derivatives—civil products. We have made research progress in development on anti-virus mask and have submitted information to Chinese government for a patent. We are applying for the patent of anti-virus mask.

Environmental Law Compliance

Our operations currently comply with all material environmental law and regulations in China. Moreover, since China does not have additional environmental regulations addressing climate change that are applicable  to our operations, we have no plan to make material capital expenditures for environmental control facilities or make material changes in our business practices to climate change

Employees

We are divided into six departments, including administration, marketing, facility management, network, R&D center and finance. As of December 31, 2010, we had 64 full-time employees, with 30 in New Century and 34 in Bao Sai.  All our employees are employed on a staff is full-time basis. No one is involved in any labor disputes. We believe that our relations with our employees are good.

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

Although we are incorporated in Nevada, the Company’s principal place of business and all of its assets are located in the People’s Republic of China.  In the past, some U.S. plaintiffs and/or judgment creditors have found it difficult or impossible to enforce U.S. court orders and/or judgments in the People’s Republic of China.  We can make no assurance that any shareholder or Company creditor who obtains a judgment or order against the Company, in Nevada or any other US jurisdiction will be able to successfully enforce that judgment or order against the Company.

One customer accounts for a majority of our revenues and failure to maintain the business relationship with this customer will adversely affect our business operations.

Tangdu Hospital accounts for over 85 % of our revenues and all our gross profit.   If we lose Tangdu Hospital as a customer or the business suffers adverse development, our financial condition will be materially and adversely affected.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. We have established disclosure controls and procedures effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2010. Commencing by the fiscal year ended December 31, 2010, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. However, there can be no assurance that we will receive a positive attestation from our independent auditors. In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements which will have a material adverse effect on our business. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

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

We have never paid any cash dividends in the past five years and currently do not intend to pay any dividends for the foreseeable future. We intend to maintain the normal operation of the company. Any gain on an investment in us will need to come through an increase in the working capital and expansion and operation of the company in future.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2.Properties

Our main office is located at 99 Yan Xiang Road, Biosep Building, Xi An, Shaan Xi Province, P.R. China 710054,  which we were under land use right for purposes of using the property as office space.  There is no private ownership of land in China.  Land use rights are obtained from the government for periods ranging from 50 to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of China (State Land Administration Bureau) upon payment of the required transfer fee. No other businesses operate from this office.

We also rent an operating office for New Century at Xi An Shi Gao Xin Qu Keji 2 Lu 68 Hao, Xi An Ruanjian Yuan C Zuo 2401 Shi, at an annual rent of $2,105.  These two spaces are adequate for our present and planned future operations.

Item 3.Legal Proceedings

None

Item 4.Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for Common Equity and Related and Stockholder

Market for Common Stock

Our Common Stock is quoted on the OTC Electronic Bulletin Board, a service maintained by The NASDAQ Stock Market, Inc., under the symbol “GFRP.OB”. In February of 2011, due to the transformation of its market makers to use the platform provided by OTC Markets Group to get our securities.

The Company intends to closely monitor its status on the bulletin board as it evaluates its alternatives such as determining whether to remain listed for quotation on the OTCQB or explore a listing on a national securities exchange.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by OTCQB and OTC Bulletin Board. Trading in our Common Stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and do not necessarily reflect actual transactions. Set forth below is the range high and low bid information for our Common Stock for each quarter of the years ended December 31, 2010 and 2009.

	High	Low
2010
Quarter Ended March 31, 2010	$0.30	$0.05
Quarter Ended June 30, 2010	$0.50	$0.23
Quarter Ended September 30, 2010	$0.51	$0.25
Quarter Ended December 31, 2010	$0.70	$0.47

2009
Quarter Ended March 31, 2009	$0.49	$0.02
Quarter Ended June 30, 2009	$0.47	$0.05
Quarter Ended September 30, 2009	$0.15	$0.05
Quarter Ended December 31, 2009	$0.15	$0.04

As of March  29, 2011, the closing price of our Common Stock was $0.98 per share.

As of March 29, 2011 there were 3,740 stockholders of record of our Common Stock. Our registrar and transfer agent is Securities Transfer Corporation located at 2591 Dallas Parkway Suite 102, Frisco Texas 75034. Their telephone number is (469) 633-0101.

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

Dividends

We have not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of its business.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans.

The Board of Directors has authorized and GFRP has established the 2002 Incentive and Non-qualified Stock Option Plan (the “Plan”) under which GFRP may grant to employees, officers, directors, attorneys, consultants or other advisers of the Company or affiliated companies up to 10,000,000 shares of GFRP’s common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of December 31, 2010, no options or shares have been granted under the Plan.  A copy of the Plan is filed as an exhibit to our Form S-8 filed with the Commission in June 19, 2002.

Item 6.  Selected Financial Information

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of  Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our annual consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K.

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

Overview
GFR Pharmaceuticals, Inc. was incorporated under the laws of the State of Nevada on December 18, 1996 under the name Laredo Investment Corp.  (“Laredo”). Its subsidiary companies currently are involved in bio-extraction, researching and inventing, manufacturing and sales of biological separation medium products, radiology and oncology equipment and cancer treatment equipment. The Company’s principal place of business and all of its assets are located in the People’s Republic of China.

On October 15, 2006, we executed an acquisition agreement with Xi'an Hua Long Yu Tian Ke Ji Shi Ye Co., Ltd. and owned 100% interest of Hua Long.

On December 11, 2006, pursuant to the Plan of Exchange Agreement, New Century became our 95% owned indirect subsidiary.

On January 1, 2008, New Century entered into a stock purchase agreement of the capital stock of Xi’an Jiaoda Bao Sai Bio-technology Co., Ltd (“Bao Sai”) to acquire 96.77% of its capital stock.

After consolidation, GFR Pharmaceuticals, Inc. is a holding company with two business segments. The Company is involved in bio-extraction, researching and inventing, manufacturing and sales of biological separation medium products operated by Xi’an Jiaoda Bao Sai Bio-technology Co., Ltd (“Bao Sai”). The Company also operates a Cancer Diagnosis and Treatment Center with professional team of doctors operated by Shaan Xi New Century Scientific Investment Development Ltd. (“New Century”) in the PRC.

New century

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

Pursuant to the Tangdu Agreement, New Century has the power to appoint the Director of the Center. Upon the termination of the Tangdu Agreement, the Tangdu Hospital has an option to purchase the equipment for fifty percent of its residual value.

With its advanced, professional and scientific management, New Century has established an outstanding marketing team and a well known cancer treatment center with a team of experts since it took over Gamma Knife Center on February 2, 2002. New Century has also successfully established a large integrated medical professional website - Medical Sina (www.120md.com), which provides extensive publicity and online integrated counseling services for patients. We extended our business to neighboring provinces of Shanxi Province and other provinces of the country. The Center is a well known cancer treatment center in the five northwestern provinces of China and even all over the country. The company’s operating revenue and profit have been increasing steadily.

The cases processed in the Center averaged 292 cases per month in 2010, 254 cases per month in 2009.  For the year ended December 31, 2010, the Center accounted for $3,732,781, or 86%, of the Company’s revenues.

The Center currently runs at full capacity of business and shows an increasing latent capacity so that the existing equipment capacity cannot meet the requirements of patients. The Company intends to invest in the construction and management of cancer treatment equipment in the next few years. With its resources, technologies and services, the Company believes it will seize market opportunities, gradually expand the treatment capacity and improve profitability by the addition of cancer treatment centers or hospitals to build a leading integrated service center with prevention, screening, treatment and rehabilitation capabilities in the Northwest of China and even across the country.

The Company needs additional capital to finance its expansion plans.  The Company presently does not have a commitment for such additional capital and there is no assurance such capital can be obtained on terms acceptable to the Company.

Bao Sai
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

The operations of Bao Sai are in the development stage and most of its efforts are focused on the research and development of new pharmaceutical and agricultural medium products, and the networking and advertisement to market these products in the future.  In 2010, Bao Sai spent approximately $25,225 in research and development of new biological separation medium products and new medicine. Most of the money was used to fund local medical institutions in the development of new products.

Pursuant to this effort, Bao Sai entered into a Research and Development Cooperation Contract with XiAn Jiao Tong University R&D Center for Natural Chinese Medicine and Engineering (“the University”) in 2005.  According to the Cooperation Contract, Bao Sai provides funds in the research on the use of biological separation technology in the development of Xin Kang Ping medicine to treat heart diseases. The University performs all the laboratory work related to the general research project and toxic tests as the prerequisites of the clinical trial process for the application of a new medicine. The University presents the research result to Bao Sai, and Bao Sai has all the right to the project report and possible patent right as a result of the project. This contract expired on August 25, 2008 and was not renewed. However, we have been able to continue the pharmacodynamics test and toxicology test as the prerequisite to the commencement of clinical trials for the development of Xin Kang Ping medicine. At present, these two tests are close to successful completion. As the rules of State Food and Drug Administration of China (“SFDA”), now, Xin Kang Ping was changed its name to Fu Fang Dan Chuan Jiao Nang and we are in the process of applying for the clinical trial process with the State Food and Drug Administration of China ( “SFDA”). Upon the approval by SFDA, we will start clinical trials for Fu Fang Dan Chuan Jiao Nang . Less time is generally required in China than in the United States to complete the clinical trials for a new medicine, and the cost of clinical trials in China is also generally lower than those held in the US. We therefore expect that we can complete the clinical trials sooner than would be the case in the United States and at lower cost. Should the tests be successful and we obtain the approval of SFDA for the new medicine, we expect this new pharmaceutical product will be marketed in the PRC.

Until 2009, Bao Sai’s operations had consisted of bio-extraction, biological separation medium production and development of new products.

In 2010, based on the separation media, our new products expanded from traditional biochemical products to media derivatives—civil products. With the adsorption media, civil products will be removed including the harmful substances such as bacteria, viruses, organic pesticides and tobacco tar. We have made research in project of anti-virus mask and submitted the required information to Chinese government. We are in the process of applying for the patent of anti-virus mask. Should we obtain the approval at an early date, we expect this new product will be marketed in the PRC. We also expect that our other researching project can make more progress and our civil products will open up the market and create more revenues and profits for the Company.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net revenue increased from $3,884,097 for the year ended December 31, 2009 to $4,361,556 for the year ended December 31, 2010, with an increase of 12.29%. This increase was principally the result of an increase of treatment cases sharing with Tangdu Center under the co-operation agreement and increased product sales. There are 3 sets of medical equipments which are operated by Tangdu Centre but owned by New Century. As well, the operations of Bao Sai increased about $590,000 from the provision of an extraction technology service. Our new pharmaceutical products are still in the development stage. We expect that as soon as we complete the government approval process for the new products, we have to be able to increase our revenues.

Our operating expenses incurred a substantial decrease from $1,081,383 in 2009 to $720,556 in 2010. The decrease is mainly attributable to a recovery of uncollectible accounts of $301,414 in 2010. As well, general and administrative expenses also decreased from $1,006,896 in 2009 to $801,819 in 2010.

Net income attributable to the Company increased from net income of $1,096,632 for the year ended December 31, 2009 to net income of $2,445,710 for the year ended December 31, 2010.

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

Liquidity and Capital Resources

Stockholder’s equity increased from $4,322,122 as of December 31, 2009 to $6,961,268 as of December 31, 2010. In addition, our principal shareholder, we made a $1,521,607 repayment to Mr. Lian Guo, our principal stockholder. As of December 31, 2010, the balance of the loan was $439,267 which was unsecured, interest-free and repayable on demand.

We have a 75% equity interest in Medicine but Medicine is no longer consolidated and we recovered $255,947 from this unconsolidated affiliate.

13

We have two business segments – the Cancer Diagnosis and Treatment Center at Tangdu Hospital and the biological extraction business that extracts raw materials to medicine ingredients and distributes the extracted ingredients for medicine manufacturing uses.  We are dependent on the continued success of the operations at the cancer diagnostic and treatment business to continue our operations. In 2010, the cancer treatment business accounted for $3,732,781 (86%) of our revenue and generated $2,017,534 of net income.  The extraction business generated $628,775 of revenue in 2010 as compared to $547,258 in 2009.

In addition, as of December 31, 2010 and 2009, allowance for doubtful accounts receivable was $537,812 and $708,741, respectively. The inability to collect more outstanding receivables can aversely affect our operations.  Tangdu Hospital accounted for all of the revenues from the cancer diagnosis and treatment center and $1,169,993 of accounts receivable as of December 31, 2010.

Liquidity Analysis

	December 31, 2010	December 31, 2009
Working Capital	$674,622	$(1,760,129)
Stockholders’ Equity	$6,961,268	$4,322,122
Total Liabilities	$1,861,052	$3,436,619

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2010, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2010.

Impact of Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14 to amend ASC 605 “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements

In January 2010, the FASB issued further guidance under ASC No. 820, “Fair Value Measurements and Disclosures” ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company will adopt the update on January 1, 2011 and expects that ASC 820 will not have a material impact on its consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

While our reporting currency is the US dollar, almost all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for some cash and cash equivalents and accounts receivables. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US dollar and RMB. If the RMB depreciates against the US dollar, the value of our RMB revenues, earnings and assets as expressed in our US dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase to cope with these increased costs.

14

Item 8.   Financial Statements

GFR PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GFR Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of GFR Pharmaceuticals, Inc. and its subsidiaries (“the Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income, cash flows and changes in equity for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited
(Formerly ZYCPA Company Limited)
Certified Public Accountants

Hong Kong, China
March 30, 2011

GFR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$300,716	$55,486
Accounts receivable, net	1,245,616	541,206
Inventories, net	35,062	10,289
Prepayments and other current assets	135,226	277,455
Operating lease prepaid, current portion	7,499	7,252

Total current assets	1,724,119	891,688

Property, plant and equipment, net	6,957,273	6,723,519
Operating lease prepaid, non-current portion	140,928	143,534

TOTAL ASSETS	$8,822,320	$7,758,741

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,903	$90,682
Amount due to a related party	439,267	1,960,874
Income tax payable	188,016	171,708
Other payables and accrued liabilities	394,311	428,553

Total current liabilities	1,049,497	2,651,817

Long-term liabilities:
Loss in excess of investment in an unconsolidated affiliate	811,555	784,802

TOTAL LIABILITIES	1,861,052	3,436,619

Commitments and contingencies

Equity:
GFR Pharmaceuticals, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 shares issued and outstanding, respectively	42,080	42,080
Additional paid-in capital	3,712,120	3,712,120
Accumulated other comprehensive income	313,694	210,882
Statutory reserve	800,309	595,253
Retained earnings (accumulated deficits)	1,490,065	(750,589)
Total GFR Pharmaceuticals, Inc. stockholders’ equity	6,358,268	3,809,746
Non-controlling interest	603,000	512,376

Total equity	6,961,268	4,322,122

TOTAL LIABILITIES AND EQUITY	$8,822,320	$7,758,741

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2010	2009
Revenues, net:
Service revenue	$4,290,407	$3,336,839
Product sales	71,149	547,258
Total revenues, net	4,361,556	3,884,097

Cost of revenue (inclusive of depreciation):
Cost of service	639,473	596,988
Cost of products	34,709	474,724
Total cost of revenue	674,182	1,071,712

Gross profit	3,687,374	2,812,385

Operating expenses:
Depreciation and amortization	220,151	168,473
Recovery from uncollectible accounts	(301,414)	(93,986)
General and administrative	801,819	1,006,896
Total operating expenses	720,556	1,081,383

Income from operations	2,966,818	1,731,002

Other income:
Interest income	1,614	17,051
Recovery from an unconsolidated affiliate	255,947	-
Total other income	257,561	17,051

Income before income taxes	3,224,379	1,748,053

Income tax expense	(688,045)	(571,643)

NET INCOME	2,536,334	1,176,410

Less: net income attributable to non-controlling interest	(90,624)	(79,778)

Net income attributable to GFR Pharmaceuticals, Inc.	$2,445,710	$1,096,632

Net income per share – Basic and diluted	$0.06	$0.03
Net income per share attributable to GFRP Pharmaceuticals, Inc.	$0.06	$0.03

Weighted average common shares outstanding – Basic and diluted	42,079,940	42,079,940

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2010	2009
Cash flows from operating activities:
Net income attributable to GFR Pharmaceuticals, Inc.	$2,445,710	$1,096,632
Net income attributable to non-controlling interest	90,624	79,778
Consolidated net income	2,536,334	1,176,410
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	773,398	734,972
Recovery of allowance for doubtful accounts	(170,929)	(93,492)
(Recovery of) inventory allowance	(47,282)	322,122
Change in operating assets and liabilities:
Accounts receivable	(498,137)	80,542
Inventories	23,461	(50,359)
Prepayments and other current assets	(110,801)	(30,968)
Accounts payable	(64,248)	(33,953)
Income tax payable	13,003	(2,856)
Other payables and accrued liabilities	(12,257)	(28,430)

Net cash provided by operating activities	2,442,542	2,073,988

Cash flows from investing activities:
Repayment from an unconsolidated affiliate	255,947	130,759
Purchase of property, plant and equipment	(770,519)	(2,039)

Net cash (used in) provided by investing activities	(514,572)	128,720

Cash flows from financing activities:
Repayment of notes payable	-	(219,269)
Repayment of notes payable to related parties	-	(2,490,997)
(Repayment to) advances from a related party	(1,690,426)	11,622

Net cash used in financing activities	(1,690,426)	(2,698,644)

Effect on exchange rate change on cash and cash equivalents	7,686	(976)

NET CHANGE IN CASH AND CASH EQUIVALENTS	245,230	(496,912)

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	55,486	552,398

CASH AND CASH EQUIVALENT, END OF YEAR	$300,716	$55,486

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$675,041	$574,499
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	GFR Pharmaceuticals, Inc.
	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings (accumulated deficit)	Non-controlling interest	Total equity
	No. of shares	Amount

Balance as of January 1, 2009	42,079,940	$42,080	$3,712,120	$210,695	$423,760	$(1,675,728)	$432,598	$3,145,525

Foreign currency translation adjustment	-	-	-	187	-	-	-	187

Net income for the year	-	-	-	-	-	1,096,632	79,778	1,176,410

Appropriation to statutory reserve	-	-	-	-	171,493	(171,493)	-	-

Balance as of December 31, 2009	42,079,940	42,080	3,712,120	210,882	595,253	(750,589)	512,376	4,322,122

Foreign currency translation adjustment	-	-	-	102,812	-	-	-	102,812

Net income for the year	-	-	-	-	-	2,445,710	90,624	2,536,334

Appropriation to statutory reserve	-	-	-	-	205,056	(205,056)	-	-

Balance as of December 31, 2010	42,079,940	$42,080	$3,712,120	$313,694	$800,309	$1,490,065	$603,000	$6,961,268

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

GFR Pharmaceuticals, Inc. (the “Company” or “GFRP”) was incorporated in the State of Nevada on December 18, 1996 as Laredo Investment Corp. On August 9, 2004, Laredo Investment Corp. changed its name to GFR Pharmaceuticals, Inc.

The Company, through its subsidiaries, mainly engages in a joint operation of a Positive Emission Tomography (“PET”) Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center, also the research and development of extraction process and trading of pharmaceutical products in Xian City, Shanxi Province in the People’s Republic of China (the “PRC”).

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered share capital		Effective interest held

Xi'an Hua Long Yu Tian Scientific and Technological Industry Co., Ltd. (“Hua Long”)	The PRC, a limited liability company	Investment holding	RMB	1,500,000	100%

New Century Scientific Investment Ltd. (“New Century”)	The PRC, a limited liability company	Operator of medical clinic in the PRC	RMB	30,000,000	95%

Xi’an Jiaoda Bao Sai Bio-Technology Co., Ltd (“Bao Sai”)	The PRC, a limited liability company	Research and development of extraction process and trading of pharmaceutical products in the PRC	RMB	60,000,000	96.77%

GFRP and its subsidiaries are hereinafter referred to as (the “Company”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

•	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Basis of consolidation

The consolidated financial statements include the accounts of GFRP and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Equity method of accounting

Under Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC 810”), consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owner. From May 1, 2007, GFRP’s subsidiary Medicine ceased business and leased out its business license. Accordingly, GFRP deconsolidated Medicine and accounted Medicine for under the equity method of accounting.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Generally accepted accounting principles require that the investment in the investee be reported using the equity method under the provision of ASC Topic 323, “Investments - Equity Method and Joint Ventures” (“ASC 323”) when an investor corporation can exercise significant influence over the operations and financial policies of an investee corporation. When the equity method of accounting is used, the investor initially records the investment in the stock of an investee at cost. The investment account is then adjusted to recognize the investor’s share of the income or losses of the investee when it is earned by the investee. Such amounts are included when determining the net income of the investor in the period they are reported by the investee.

As a result of deconsolidation under ASC 810 and the application of the equity method under ASC 323, GFRP had a negative basis in its investment in Medicine, the Equity Investee, because the subsidiary generated significant losses and inter-company liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in an unconsolidated affiliate” is reflected as a single amount on the Company’s consolidated balance sheet as approximately $811,555 and $784,802 as of December 31, 2010 and 2009, respectively.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2010 and 2009, the allowance for doubtful accounts was $557,657 and $552,118, respectively.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2010 and 2009, the inventory allowance was $663,136 and $688,153, respectively.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful life	Residual value
Buildings	20 years	5%
Plant and equipment	5 – 13 years	5%
Motor vehicles	5 – 8 years	5%
Furniture, fixture and office equipment	5 years	5%
Leasehold improvement	5 years	-

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

The lease expense on prepaid operating lease for the years ended December 31, 2010 and 2009 was $7,315 and $7,248, respectively. As of December 31, 2010, the estimated annual amortization of the prepaid operating lease for the next five years and thereafter is as follows:

Years ending December 31:
2011	$7,499
2012	7,499
2013	7,499
2014	7,499
2015	7,499
Thereafter	110,932

Total:	$148,427

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years presented.

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

The Company records the revenue, net of business tax, from the customers through the Hospital, on a net basis in compliance with ASC Topic 605-45, “Principal Agent Considerations.”

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b)	Product sales

The Company recognizes revenue from the sale and trading of pharmaceutical products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) under the PRC tax law which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for sales returns for the years ended December 31, 2010 and 2009.

(c)	Technical service income

The Company provides technical service based upon the customer’s specifications in a term of three years on a monthly fixed-rate basis. The Company recognizes its monthly service fee over the service period.

(d)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

•	Cost of service

Cost of service consists primarily of depreciation of operating equipment and direct labor which are directly attributable to the rendering of medical and technical service.

•	Cost of products

Cost of products consists primarily of purchase cost of extractions, direct labor and other overheads, which are directly attributable to the extraction and trading of pharmaceutical materials. Shipping and handling cost, associated with the distribution of finished products to the customers, are borne by the customers.

•	Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. No advertising expense was incurred for the years ended December 31, 2010 and 2009.

•	Research and development

Research and development costs are expensed when incurred in the development of new processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $22,225 and $50,400 of such costs for the years ended December 31, 2010 and 2009.

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

For the years ended December 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the year ended December 31, 2010, the Company filed and cleared 2009 tax return with its local tax authority in the PRC.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statement of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

	Years ended December 31,
	2010	2009

Net income	$2,536,334	$1,176,410

Other comprehensive income:
- Foreign currency translation gain	102,812	187

Comprehensive income	$2,639,146	$1,176,597

•	Foreign currencies translation

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

The reporting currency of the Company is United States Dollars ("US$") and the accompanying financial statements have been expressed in US$. In addition, the Company's subsidiaries in the PRC maintain their books and records in their local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	2010	2009
Year-end RMB:US$1 exchange rate	6.6118	6.8372
Annual average RMB:US$1 exchange rate	6.7788	6.8409

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operations and comprehensive income as and when the related employee service is provided.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2010 and 2009, the Company operates in two reportable segments: Medical Business and Extraction Business in PRC.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivable, prepayments and other current assets, accounts payable, amount due to a related party, income tax payable, other payables and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and; and

•
Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14 to amend ASC 605 “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

In January 2010, the FASB issued further guidance under ASC No. 820, “Fair Value Measurements and Disclosures” ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company will adopt the update on January 1, 2011 and expects that ASC 820 will not have a material impact on its consolidated financial statements.

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

Accounts receivable consisted of the following:

	As of December 31,
	2010	2009

Accounts receivable, at original cost	$1,803,273	$1,249,947
Less: allowance for doubtful accounts	(537,812)	(708,741)
Less: foreign translation difference	(19,845)	-

Accounts receivable, net	$1,245,616	$541,206

For the years ended December 31, 2010 and 2009, the Company provided no further allowance for doubtful accounts.

For the years ended December 31, 2010 and 2009, the Company recovered $170,929 and $93,492 of allowance for doubtful accounts, respectively.

4.	INVENTORIES, NET

Inventories consisted of the following:

	As of December 31,
	2010	2009

Raw materials	$13,607	$17,876
Work-in-process	19,640	-
Finished goods	664,951	680,566
	698,198	698,442
Less: inventory allowance	(640,871)	(688,153)
Less: foreign translation difference	(22,265)	-

Inventories, net	$35,062	$10,289

For the year ended December 31, 2010, the Company recovered $47,282 from inventory allowance. For the year ended December 31, 2009, the Company recorded inventory allowance of $322,122.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

5.	PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	As of December 31,
	2010	2009

VAT receivable	$1,601	$-
Advances to employees	79,843	151,720
Prepayments to equipment vendors	-	41,169
Prepaid operating expenses	53,782	84,566

	$135,226	$277,455

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2010	2009

Buildings	$1,863,446	$2,293,130
Plant and equipment	8,071,246	6,323,428
Motor vehicles	263,070	246,806
Furniture, fixture and equipment	162,616	152,645
Leasehold improvement	44,256	-
Foreign translation difference	347,887	619,423
	10,752,521	9,635,432
Less: accumulated depreciation	(3,676,681)	(2,795,337)
Less: foreign translation difference	(118,567)	(116,576)

Property, plant and equipment, net	$6,957,273	$6,723,519

Depreciation expense for the years ended December 31, 2010 and 2009 were $766,083 and $727,724 respectively, of which $553,247 and $596,988 were include in cost of revenue.

7.	AMOUNT DUE TO A RELATED PARTY

As of December 31, 2010 and 2009, a balance of $439,267 and $1,960,874 due to a major shareholder, Mr. Lian Guo represented temporary advances to the Company which was unsecured, interest-free and repayable on demand.

8.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of December 31,
	2010	2009

Business tax payable	$102,054	$81,174
Government levy payable	8,085	34,435
Salaries and welfare payable	91,890	97,724
Advances from employees	22,862	50,411
Accrued operating expenses	169,420	164,809

	$394,311	$428,553

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

9.	INVESTMENT IN AN UNCONSOLIDATED AFFILIATE

The Company has a 75% equity interest in Xi’an Bao Sai Medicine Co., Ltd (“Medicine”), through Bai Sai, which is registered as a limited liability company in the PRC. Medicine ceased business in 2007 and leased out its business license. Thus, the Company does not have control on the policy decisions in Medicine; and accordingly, investment in Medicine is accounted for under the equity method.

As of December 31, 2010 and 2009, the investment in an unconsolidated affiliate is presented as follows:-

	As of December 31,
	2010	2009

Investment in Medicine at the date of acquisition	$106,804	$106,804
Amount due from Medicine	751,593	980,575
Less: allowance for doubtful accounts	(751,593)	(980,575)
Share of accumulated losses in Medicine	(870,823)	(870,823)
Foreign translation difference	(47,536)	(20,783)

Loss in excess of investment in an unconsolidated affiliate	$(811,555)	$(784,802)

For the year ended December 31, 2010, the Company received $255,947 from Medicine as recovery from an unconsolidated affiliate and recorded as “other income” in the statement of operations.

10.	INCOME TAXES

For the years ended December 31, 2010 and 2009, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Years ended December 31,
	2010	2009
Tax jurisdiction from:
– Local	$-	$-
– Foreign	3,224,378	1,748,053

Income before income taxes	$3,224,378	$1,748,053

The provision for income taxes consisted of the following:

	Years ended December 31,
	2010	2009
Current:
– Local	$-	$-
– Foreign	688,045	571,643

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$688,045	$571,643

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

The PRC

Under the Corporate Income Tax Law of the People’s Republic of China, the Company’s subsidiaries in the PRC are subject to the unified statutory income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2010 and 2009 is as follows:

	Years ended December 31,
	2010	2009

Income before income taxes from PRC operation	$3,224,378	$1,748,053
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	806,095	437,013

Net operating loss not recognized as deferred tax assets	1,559	171,533
Recovery from allowance of doubtful accounts not recognized as deferred taxes	(74,158)	(36,903)
Non-deductible items	(45,451)	-

Income tax expense	$688,045	$571,643

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$388,689	$386,309
Allowance for doubtful accounts	779,103	919,616
Total deferred tax assets	1,167,792	1,305,925
Less: valuation allowance	(1,167,792)	(1,305,925)

Deferred tax assets	$-	$-

As of December 31, 2010, the Company incurred $1,554,758 of aggregate cumulative operating losses carryforwards available to offset its taxable income for PRC income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $1,167,792 on the expected future tax benefits from the net operating loss carryforwards and allowance for doubtful accounts as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2010, the valuation allowance decreased by $138,133 primarily relating to the recovery from allowance for doubtful accounts.

11.	NET INCOME PER SHARE

Basic net income per share is computed using the weighted-average number of the common share outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net income per share. The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2010 and 2009:

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2010	2009

Net income	$2,536,334	$1,176,410
Net income attributable to GFR Pharmaceuticals, Inc.	$2,445,710	$1,096,632

Weighted average common shares outstanding	42,079,940	42,079,940

Net income per share – Basic and diluted	$0.06	$0.03
Net income per share attributable to GFR Pharmaceuticals, Inc. – Basic and diluted	$0.06	$0.03

12.	SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

•	Medical Business – joint operation of PET Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center in the PRC; and

•	Extraction Business – provision of extraction service and distribution of extracted ingredients for medicine manufacturing uses.

The Company operates these segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the years presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2010 and 2009. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

Summary of financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2010 and 2009:

	Year ended December 31, 2010
	Medical Business	Extraction Business	Total
Operating revenue from external customers:
Service revenue	$3,732,781	$557,626	$4,290,407
Product sales	-	71,149	71,149
Total revenues, net	3,732,781	628,775	4,361,556
Cost of revenue	(576,001)	(98,181)	(674,182)

Gross profit	$3,156,780	$530,594	$3,687,374

Depreciation and amortization	$576,278	$197,120	$773,398
Net income	2,017,534	518,800	2,536,334
Expenditure for long-lived assets	$59,008	$711,511	$770,519

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2009
	Medical Business	Extraction Business	Total
Operating revenue from external customers:
Service revenue	$3,336,839	$-	$3,336,839
Product sales	-	547,258	547,258
Total revenues, net	3,336,839	547,258	3,884,097
Cost of revenue	(555,397)	(516,315)	(1,071,712)

Gross profit	$2,781,442	$30,943	$2,812,385

Depreciation and amortization	$596,988	$137,984	$734,972
Net income (loss)	1,767,050	(590,640)	1,176,410
Expenditure for long-lived assets	$2,039	$-	$2,039

For the years ended December 31, 2010 and 2009, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

13.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. They are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $22,916 and $12,148 for the years ended December 31, 2010 and 2009, respectively.

14.	STATUTORY RESERVES

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

For the years ended December 31, 2010 and 2009, the Company made appropriations of $205,056 and $171,493 to statutory reserve, respectively.

15.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended December 31, 2010 and 2009, the customer who accounted for 10% or more of the Company’s revenues, are presented as follows:

	Year ended December 31, 2010		December 31, 2010
		Percentage
	Revenues	of revenues	Accounts receivable

Customer A	$3,732,783	86%	$1,169,993
Customer B	557,626	12%	75,622

Total:	$4,290,409	98%	$1,245,615

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2009		December 31, 2009
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$3,336,858	86%	$502,907
Customer B	526,400	13%	731

Total:	$3,863,258	99%	$503,638

(b)	Major vendors

For the years ended December 31, 2010 and 2009, the vendor who accounted for 10% or more of the Company’s purchases, are presented as follows:

	Year ended December 31, 2010		December 31, 2010
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$19,918	40%	$-
Vendor B	4,426	10%	-

Total:	$24,344	50%	$-

	Year ended December 31, 2009		December 31, 2009
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$468,580	82%	$-
Vendor B	72,067	13%	35,541

Total:	$540,647	95%	$35,541

(c)	Credit risk

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

16.	COMMITMENTS AND CONTINGENCIES

The Company is committed to an office space under a non-cancelable operating lease agreement with a term of 2 years with fixed monthly rentals, expiry in June 2011. Total rent expenses for the years ended December 31, 2010 and 2009 was $2,124 and $2,105, respectively. As of December 31, 2010, the Company has $1,208 of future minimum rental payments due under a non-cancelable operating lease agreement in the next twelve months.

17.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2010 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

A letter addressed to the Securities and Exchange Commission stating whether or not AGCA agrees with the above statements was filed as an exhibit to the Company’s Current Report on Form 8-K that was filed with the Securities and Exchange Commission on January 29, 2010.

On January 27, 2010, the Company engaged HKCMCPA Company Limited (formerly ZYCPA Company Limited), Certified Public Accountants (“HKCMCPA”), as Company’s new independent accountants. During the two most recent years ended December 31, 2009 and 2008, and any subsequent interim period through January 27, 2009, the Company did not consult with HKCMCPA, the newly engaged accountant, regarding any matter described in Item 304(a)(2) of Regulation SK, including any issue related to Company’s financial statements or the type of audit opinion that might be rendered for the Company. HKCMCPA served as the Company’s independent accountants for the fiscal year ended December 31, 2007.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in ‘Internal Control – Integrated Framework’. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

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

There were no changes in our internal controls over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

DIRECTORS AND OFFICERS

Name	Age	Position	Period In Office

Zhao Yan Ding	37	Chief Executive Officer &	January 2008 - Present
		Director

Zhong Ya Li	31	Chief Financial Officer &	January 2008 - Present
		Director

Wang Li An	47	Director	September 2006 - Present

The following is a summary of the business experience and other biographical information with respect to each of the Company’s officers and directors listed in the above-referenced table.

Zhao Yan Ding – Chief Executive Officer and Director

Mr. Zhao Yan Ding, our Chief Executive Officer and Director is 37 year old.  He holds a master’s degree as a senior engineer. He worked for Xi'an Herbal Medicine Company in the Administration and Marketing Department from 1997 to 2001, and gained the honor of advanced staff within two years. In 2001, he took a position with Xi'an Rising Bio-sep Bio-technique Co., Ltd. in the Researches & Production Department.  He also worked for Zhejiang Haikang Bio-Products Co., Ltd, to set up their bio research department within company. From 2003 to the present, he has worked in Xi'an Bio-sep Bio-technique Co., Ltd. as their chief of research and the supervisor of the company. The Board believes that Mr. Zhao has the experience, qualifications, attributes and skills necessary to serve on the Board because of his extensive academic knowledge of the biotech industry and research accomplishments, the leadership and strategic direction he showed in Zhejiang Haikang Bio-Products Co., Ltd, and his unparalleled knowledge  of the Company and its business by serving the Company for7 years. Mr. Zhao is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past six years.

Zhong Ya Li – Chief Financial Officer and Director

Ms. Zhong Ya Li, our Chief Financial Officer and Director is 31 years old.  She holds a bachelor degree in accounting.  Ms. Zhong Ya Li previously worked at Xi'an Rising Building Management Co., Ltd as a cashier and the chief accountant from 1999 to 2003. Then she worked for the Xi'an Bio-sep Bio-technique Co., Ltd as their Chief Accountant. In 2006, she was promoted to Vice Chief Financial Officer of Xi'an Bio-sep Bio-technique Co., Ltd. The Board believes that Ms. Zhong has the experience, qualifications, attributes and skills necessary to serve on the Board because of her relevant experience in finance and accounting. Ms. Zhong is not a member of the Board of any other public company or any investment company, neither has she been a member of the boards of directors of such companies for the past six years.

Wang Li An - Director

Mr. Wang Li An has been a director of the Company since September 2006 and the Chairman of the Board of Director of New Century since March 2006. Mr. Wang is also the Vice General Manager and Director of Bao Sai since June 2005. From July 2002 to May 2005, Mr. Wang was the Secretary of the Board of Bao Sai and was responsible for corporate finance, taxation, capital restructure, operational management, and government relations. From October 1997 to June 2002, Mr. Wang was the dean of Security Investment Department of Shanxi Rising Group Corp. and was responsible for the initial set up of the subsidiaries and capital investment. Mr. Wang graduated from Xia Men University in 1987 with a bachelor degree in Mathematics. The Board believes that Mr.  Wang has the experience, qualifications, attributes and skills necessary to serve on the Board because of his 9 years of experience with the Company and his knowledge of our business. Mr. Wang is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past six years.

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, or control persons have been involved in any of the following events during the past ten years:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time; or

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); or

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; or

•
Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: any Federal or State securities or commodities law or regulation; or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity. This violation does not apply to any settlement of a civil proceeding among private litigants; or

•
Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Summary Compensation Table

The following table sets forth compensation earned by the executive officers during the three years preceding December 31, 2010. -
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhao Yan Ding	2010	8,503	-	-	-	-	-	-	8,503
Chief Executive	2009	4,811	-	-	-	-	-	-	4,811
Officer	2008	4,753	-	-	-	-	-	-	4.753

Zhong Ya Li,	2010	7,966	-	-	-	-	-	-	7,966
Chief Financial	2009	0	-	-	-	-	-	-	0
Officer	2008	3,734	-	-	-	-	-	-	3,734

Jie Su, former	2010	-	-	-	-	-	-	-	-
Director, former	2009	-	-	-	-	-	-	-	-
CEO & former	2008	15,867	-	-	-	-	-	-	15,867
President

Zhi Dong Wang,	2010	-	-	-	-	-	-	-	-
former director,	2009	4,590	-	-	-	-	-	-	4,590
former CFO &	2008	4,244	-	-	-	-	-	-	4,244
former VP

Elements of Compensation

We provide our executive officers with a base salary to compensate them for services rendered during the year. Our policy of compensating our executives with a cash salary has served us well. Because of our history of attracting and retaining executive talent, we do not believe it is necessary at this time to provide our executives equity incentives, or other benefits in order for us to continue to be successful.

Stock Option Plan

The Company has established the 2002 Incentive and Non-qualified Stock Option Plan (“the Plan”) under which we may grant to employees, officers, directors, attorneys, consultants or other advisers of the Company or affiliated companies up to 10,000,000 shares of common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of December 31, 2010, no options or shares have been granted under the Plan.

Compensation of Independent Directors

No compensation had been paid to any director solely in connection with their role as a director for the fiscal year ended December 31, 2010.

Employment Agreements

There are no written employment agreements with any of the Company's officers, as of December 31, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 29, 2011 (i) each person known to us to be the beneficial owner of more than 5% of its Common Stock, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)(3)	Percentage of Class (3)

Guo Li An	16,000,000	38.0%
XinChengQuChangLeXiLu169Hao Xi’An Shanxi Province, P.R. China 710054

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

(3)
Percentage ownership for a given individual or group is calculated on the basis of (i) the amount of outstanding shares owned as of March 29, 2011 plus , (ii) the number of shares that such individual or group has the right to acquire within sixty (60) days pursuant to options, warrants, conversion privileges or other rights.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

Mr. Guo Li An, who owns 38.03% of the Company, made a loan to fund our operations. As of December 31, 2010, the balance of the loan was $439,267, which was unsecured, interest-free and repayable on demand.

We have a 75% equity interest in Medicine but Medicine is no longer consolidated in our financial statement and recovered 255,947 from this unconsolidated affiliate.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our auditor is HKCMCPA Company Limited (formerly ZYCPA Company Limited).

Audit Fees

HKCMCPA Company Limited billed $60,000 to the Company for professional services rendered for the audit of our 2010 financial statements and billed $58,000 to the Company for professional services rendered for the audit of our 2009 financial statements.

Audit-Related Fees

The former independent accountants, AGCA, Inc. billed $11,000 and current independent accountants HKCMCPA Company, Limited billed $0 to the Company during 2010 for assurance and related services that are reasonably related to the performance of the 2010 audit or review of the quarterly financial statements.

Tax Fees

The current independent accountants billed $0 to the Company during 2010 for professional services rendered for tax compliance, tax advice and tax planning.  AGCA, Inc. billed $0 to the Company during 2010 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

The former independent accountants, AGCA Inc. and current accountants, HKCMCPA Company Limited billed $0 to the Company in 2010 and 2009 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by either the former independent accountants or current independent accountants.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Exhibits.
Exhibit Number	Description

2.1	Purchase Agreement for Bao Sai, dated January 1, 2008 (1)

3.1	Articles of Incorporation as Amended (2)

3.2	Bylaws(2)

4.1	See Exhibits 3.1 and 3.2 for the provisions of our Articles of Incorporation and Bylaws that define the rights of holders of our Common Stock

4.2	Specimen of Common Stock Certificate (3)

4.3	2002 Non-Qualified Stock Incentive Plan(4)

10.2	Bao Sai Purchase Agreement, dated January 1, 2008 (5)

14.1	Code of Ethics (6)

16.1	Letter from AGCA dated January 28, 2010 (7)

21.1	Subsidiaries of the Registration

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Zhao Yan Ding, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Zhong Ya Li, Chief Financial Officer

32.1	Section 1350 Certifications of Zhao Yan Ding, Chief Executive Officer

32.2	Section 1350 Certifications of Zhong Ya Li, Chief Financial Officer

(1)	Filed as an Exhibit to our Form 8-K filed with the Commission on March 23, 2008

(2)	Filed as an Exhibit to our Form 10-SB12G, as filed with the Commission on November 5, 1999.

(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-k, as filed with the Commission on April 21, 2006.

(4)	Filed as Exhibit 4.1 to our Form S-8 filed June 19, 2002

(5)	Filed as an exhibit to the Company’s Form 8K filed on March 28, 2008.

(6)	Filed as an Exhibit to our Form 10-k filed with the commission April 13, 2007

(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Commission on January 29, 2010.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2011

GFR PHARMACEUTICALS, INC.

By:	/s/ Zhao Yan Ding
Zhao Yan Ding, Chief Executive Officer

By:	/s/ Zhong Ya Li
Zhong Ya Li, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhao Yan Ding	Director	March 30, 2011
Zhao Yan Ding

/s/ Zhong Ya Li	Director	March 30, 2011
Zhong Ya Li

/s/ Wang Li-An	Director	March 30, 2011
Wang Li-An