Form 10-Q
period 2011-03-31
GFR PHARMACEUTICALS INC
filed 2011-05-13
CIK 1096294

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of common stock, $0.001 par value per share, outstanding as of May 13, 2011 was 42,079,940.

GFR PHARMACEUTICALS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for The Three Months ended March 31, 2011 and 2010	F-3

Condensed Consolidated Statements of Cash Flows for The Three Months ended March 31, 2011 and 2010	F-4

Condensed Consolidated Statement of Stockholders’ Equity for The Three Months ended March 31, 2011	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-17

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$599,208	$300,716
Accounts receivable, net	959,418	1,245,616
Inventories, net	18,235	35,062
Prepayments and other current assets	414,231	135,226
Operating lease prepaid, current portion	7,570	7,499

Total current assets	1,998,662	1,724,119

Property, plant and equipment, net	6,903,737	6,957,273
Operating lease prepaid, non-current portion	140,363	140,928

TOTAL ASSETS	$9,042,762	$8,822,320

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42,701	$27,903
Amount due to stockholders	476,884	439,267
Income tax payable	89,002	188,016
Other payables and accrued liabilities	287,566	394,311

Total current liabilities	896,153	1,049,497

Long-term liabilities:
Loss in excess of investment in an unconsolidated affiliate	819,200	811,555

TOTAL LIABILITIES	1,715,353	1,861,052

Commitments and contingencies

Equity:
GFR Pharmaceuticals, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 shares issued and outstanding, respectively	42,080	42,080
Additional paid-in capital	3,712,120	3,712,120
Accumulated other comprehensive income	350,519	313,694
Statutory reserve	800,309	800,309
Accumulated deficits	1,808,193	1,490,065
Total GFR Pharmaceuticals, Inc. stockholders’ equity	6,713,221	6,358,268
Non-controlling interest	614,188	603,000
Total equity	7,327,409	6,961,268
TOTAL LIABILITIES AND EQUITY	$9,042,762	$8,822,320

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2011	2010
Revenue, net:
Service revenue	$891,487	$779,668
Product sales	41,535	10,368

Total revenues, net	933,022	790,036

Cost of revenue: (inclusive of depreciation)
Cost of service	175,860	140,063
Cost of products	38,924	9,875

Total cost of revenue	214,784	149,938

Gross profit	718,238	640,098

Operating expenses:
Depreciation and amortization	53,737	50,105
Recovery from uncollectible accounts	(88,234)	-
General and administrative	332,029	171,451

Total operating expenses	297,532	221,556

Income from operations	420,706	418,542

Other income:
Interest income	221	9

Total other income	221	9

Income before income taxes	420,927	418,551

Income tax expense	(91,611)	(133,165)

Net income	329,316	285,386

Less: net income attributable to non-controlling interest	(11,188)	(19,975)

Net income attributable to GFR Pharmaceuticals, Inc.	318,128	265,411

Net income per share – Basic and diluted	$0.01	$0.01

Weighted average common shares outstanding – Basic and diluted	42,079,940	42,079,940

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income attributable to GFR Pharmaceuticals, Inc.	$318,128	$265,411
Net income attributable to non-controlling interest	11,188	19,975
Consolidated net income	329,316	285,386
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	202,751	190,168
Recovery from doubtful accounts	(30,435)	-
Recovery from allowance for obsolete stock	(3,957)	-
Change in operating assets and liabilities:
Accounts receivable	327,405	(275,312)
Inventories	21,059	(487)
Prepayments and other current assets	(279,296)	(81,613)
Accounts payable	14,488	(30,784)
Income tax payable	(100,460)	(38,572)
Other payables and accrued liabilities	(110,104)	84,733

Net cash provided by operating activities	370,767	133,519

Cash flows from investing activities:
Purchase of plant and equipment	(82,176)	-

Net cash used in investing activities	(82,176)	-

Cash flows from financing activities:
Advances from (repayment to) a related party	6,176	(883)

Net cash provided by (used in) financing activities	6,176	(883)

Effect on exchange rate change on cash and cash equivalents	3,725	5

NET CHANGE IN CASH AND CASH EQUIVALENTS	298,492	132,641

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	300,716	55,486

CASH AND CASH EQUIVALENT, END OF PERIOD	$599,208	$188,127

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$696,352	$171,737
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	GFR Pharmaceuticals, Inc. stockholders’ equity
				Accumulated
				other
	Common stock		Additional	comprehensive	Statutory	Retained	Non-controlling	Total
	No. of shares	Amount	paid-in capital	income	reserve	earnings	interest	equity

Balance as of January 1, 2011	42,079,940	$42,080	$3,712,120	$313,694	$800,309	$1,490,065	$603,000	$6,961,268

Foreign currency translation adjustment	-	-	-	36,825	-	-	-	36,825

Net income for the period	-	-	-	-	-	318,128	11,188	329,316

Balance as of March 31, 2011	42,079,940	$42,080	$3,712,120	$350,519	$800,309	$1,808,193	$614,188	$7,327,409

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
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

In the opinion of management, the consolidated balance sheet as of December 31, 2010 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

As a result of deconsolidation under ASC 810 and the application of the equity method under ASC 323, GFRP had a negative basis in its investment in Medicine, the Equity Investee, because the subsidiary generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in Equity Investee,” is reflected as a single amount on the Company’s condensed consolidated balance sheet as $819,200 and $811,555 respective liabilities as of March 31, 2011 and December 31, 2010.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2011 and December 31, 2010, the allowance for doubtful accounts was $532,376 and $557,657, respectively.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2011 and December 31, 2010, the inventory allowance was $665,412 and $663,136, respectively.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful life	Residual value
Buildings	20 years	5%
Plant and equipment	5 – 13 years	5%
Motor vehicles	8 – 8 years	5%
Furniture, fixture and equipment	5 years	5%
Leasehold improvement	5 years	-

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended March 31, 2011 and 2010 were $200,862 and $188,355 respectively, of which $149,062 and $140,063 were included in cost of revenue.

•	Operating lease prepaid

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may grant the right to use the land for a specified period of time. Thus, all of the Company’s lands in the PRC are considered operating lease prepaid. Operating lease prepaid is amortized on a straight-line basis over the lease term of 50 years.

The lease expense on prepaid operating lease for the three months ended March 31, 2011 and 2010 was $1,886 and $1,813, respectively. As of March 31, 2011, the estimated amortization of the prepaid operating lease for the next five years and thereafter is as follows:

Year ending March 31:
2012	$7,570
2013	7,570
2014	7,570
2015	7,570
2016	7,570
Thereafter	110,083

Total:	$147,933

•	Impairment of long-lived assets

In accordance with the provisions of the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the periods presented.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The Company recognizes revenue from the sale and trading of pharmaceutical products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) under the PRC tax law which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for sales returns for the three months ended March 31, 2011 and 2010.

(c)	Technical service income

The Company provides technical service based upon the customer’s specifications in a term of three years on the basis of a monthly fixed-rate. The Company recognizes its monthly service fee over the service period.

(d)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

•	Income taxes

Income taxes is determined in accordance with the provisions of ASC Topic 740, “ Income Taxes ” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

For the three months ended March 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

	Three months ended March 31,
	2011	2010

Net income	$329,316	$285,386

Other comprehensive income:
- Foreign currency translation gain	36,825	339

Comprehensive income	$366,141	$285,725

•	Foreign currencies translation

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011
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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:
	March 31, 2011	March 31, 2010
Period-end RMB:US$1 exchange rate	6.5501	6.8361
Period-average RMB:US$1 exchange rate	6.5713	6.8360

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2011 and 2010, the Company operates in two reportable segments: Medical Business and Extraction Business in PRC.

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

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures ” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

☐	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

☐	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and; and

☐
Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for purposes of measuring the impairment of receivables and evaluating whether a troubled debt restructuring has occurred. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under ASC Topic 450-20, “Contingencies–Loss Contingencies”. Currently, this guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations, cash flows, or disclosures.

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method). However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC Topic 350-20-35-30, “Intangibles – Goodwill and Other – Subsequent Measurement”), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded. ASU 2010-28 is effective for the Company beginning January 1, 2011 and early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated financial position or results of operations.

NOTE－4	PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	March 31, 2011	December 31, 2010

VAT receivable	$578	$1,601
Advances to employees	12,484	79,843
Prepaid operating expenses	38,976	53,782
Prepayments to equipment vendors	362,193	-

	$414,231	$135,226

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－5	AMOUNT DUE TO A RELATED PARTY

As of March 31, 2011, amount due to a stockholder, Mr. Lian Guo, represented temporary advances to the Company, which were unsecured, interest-free and repayable on demand.

NOTE－6	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	March 31, 2011	December 31, 2010

Business tax payable	$17,052	$102,054
Government levy payable	18,940	8,085
Salaries and welfare payable	89,557	91,890
Advances from employees	22,832	22,862
Customer deposits	40,992	-
Other tax payable	476	-
Accrued operating expenses	97,717	169,420

	$287,566	$394,311

NOTE－7	INCOME TAXES

For the three months ended March 31, 2011 and 2010, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Three months ended March 31,
	2011	2010
Tax jurisdiction from:
– Local	$-	$-
– Foreign	420,927	418,551

Income before income taxes	$420,927	$418,551

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2011	2010
Current:
– Local	$-	$-
– Foreign	91,611	133,165

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$91,611	$133,165

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
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

The PRC

Under the Corporate Income Tax Law of the People’s Republic of China, the Company’s subsidiaries in the PRC are subject to the unified statutory income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31,
	2011	2010

Income before income taxes from PRC operation	$420,927	$418,551
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	105,232	104,638

Net operating loss not recognized as deferred tax assets	5,579	26,462
Non-deductible expenses	(5,661)	2,065
Recovery from doubtful accounts not recognized as deferred taxes	(13,539)	-

Income tax expense	$91,611	$133,165

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$422,828	$388,689
Allowance for doubtful accounts	780,762	779,103
Total deferred tax assets	1,203,590	1,167,792
Less: valuation allowance	(1,203,590)	(1,167,792)

Deferred tax assets	$-	$-

As of March 31, 2011, the Company incurred $1,691,310 of aggregate cumulative operating losses carryforwards available to offset its taxable income for PRC income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $1,203,590 on the expected future tax benefits from the net operating loss carryforwards and allowance for doubtful accounts as the management believes it is more likely than not that these assets will not be realized in the future. For the three months ended March 31, 2011, the valuation allowance increased by $35,798, primarily relating to the recovery from allowance for doubtful accounts and increase in net operating loss carryforwards.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－8	SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

●	Medical Business – joint operation of PET Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center in the PRC; and

●	Extraction Business – provision of extraction service and distribution of extracted ingredients for medicine manufacturing uses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three months ended March 31, 2011 and 2010. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

Summary of financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2011 and 2010:

	Three months ended March 31, 2011
	Medical Business	Extraction Business	Total

Operating revenue, net:	$639,398	$293,624	$933,022
Cost of revenue	(151,927)	(62,857)	(214,784)

Gross profit	$487,471	$230,767	$718,238

Depreciation and amortization	$149,582	$53,169	$202,751
Net income	223,762	105,555	329,317
Expenditure for long-lived assets	$-	$82,176	$82,176

	Three months ended March 31, 2010
	Medical Business	Extraction Business	Total

Operating revenue	$779,668	$10,368	$790,036
Cost of revenue	(140,063)	(9,875)	(149,938)

Gross profit	$639,605	$493	$640,098

Depreciation and amortization	$140,063	$50,105	$190,168
Net income (loss)	359,473	(74,087)	285,386
Expenditure for long-lived assets	$-	$-	$-

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－9	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended March 31, 2011, the customers who account for 10% or more of revenues of the Company are presented as follows:

	Three months ended March 31, 2011		March 31, 2011
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$452,503	49%	$882,732
Customer B	252,089	27%	76,335

Total:	$704,592	76%	$959,067

For the three months ended March 31, 2010 there was a single customer who represented 10% or more than 10% of the Company’s revenue. This customer accounted for 99% of the Company’s revenues amounting to $825,050, with $812,819 of accounts receivable.

(b)         Major vendors

For the three months ended March 31, 2011 and 2010, there was no single vendor who represented more than 10% of the Company’s purchases.

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

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－10	COMMITMENTS AND CONTINGENCIES

The Company is committed to an office space under a non-cancelable operating lease agreement with a term of 2 years with fixed monthly rentals, expiry in June 2011. Total rent expenses for the three months ended March 31, 2011 and 2010 was $548 and $2,124, respectively.

As of December 31, 2010, the Company has $489 of future minimum rental payments due under a non-cancelable operating lease agreement in the next twelve months.

NOTE－11	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2011 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and related notes thereto and other financial information included in this Quarterly Report on Form 10- Q. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking.

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

As a result of the consolidation, GFR Pharmaceuticals, Inc. is a holding company with two business segments. The Company is involved in bio-extraction, researching and inventing, manufacturing and sales of biological separation medium products operated by Xi’an Jiaoda Bao Sai Bio-technology Co., Ltd (“Bao Sai”). The Company also operates a Cancer Diagnosis and Treatment Center with a professional team of doctors operated by Shaan Xi New Century Scientific Investment Development Ltd. (“New Century”) in the PRC.

New Century

New Century is a medical equipment investment management company, which mainly engages in investment and management of cancer treatment equipment and provides comprehensive services for customers with advanced radiology and oncology equipment. New Century owns three different devices used for radiological imaging for the brain and body and cancer treatment. The Company’s medical equipment is used in Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”).

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

With its advanced, professional and scientific management, New Century has established an outstanding marketing team and a well known cancer treatment center with a team of experts since it took over Gamma Knife Center on February 2, 2002. New Century has also successfully established a large integrated medical professional website - Medical Sina (www.120md.com), which provides extensive publicity and online integrated counseling services for patients. We extended our business to neighboring provinces of Shanxi Province and other provinces of the country. The Center is a well known cancer treatment center in the five northwestern provinces of China as well as other parts of the country. The company’s operating revenue and profit have been increasing steadily.

The cases processed in the Center averaged 185 cases per month in the first quarter of 2011 as compared to195 cases per month in the same period of 2010.  For the year ended March 31, 2011, the Center accounted for $676,612, or 75%, of the Company’s revenues.

The Center currently runs at full capacity of business and shows an increasing latent capacity so that the existing equipment capacity cannot meet the requirements of patients. The Company may invest in the construction and management of cancer treatment equipment in the next few years. In such event, the Company believes it will seize market opportunities, gradually expand the treatment capacity and improve profitability by the addition of cancer treatment centers or hospitals to build a leading integrated service center with prevention, screening, treatment and rehabilitation capabilities in the Northwest of China and even across the country.

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

Pursuant to this effort, Bao Sai entered into a Research and Development Cooperation Contract with XiAn Jiao Tong University R&D Center for Natural Chinese Medicine and Engineering (the “University”) in 2005.  According to the Cooperation Contract, Bao Sai provides funds in the research on the use of biological separation technology in the development of Xin Kang Ping medicine to treat heart diseases. The University performs all the laboratory work related to the general research project and toxic tests as the prerequisites of the clinical trial process for the application of a new medicine. The University presents the research result to Bao Sai, and Bao Sai has all the right to the project report and possible patent right as a result of the project. This contract expired on August 25, 2008 and was not renewed. However, we have been able to continue the pharmacodynamics test and toxicology test as the prerequisites to the commencement of clinical trials for the development of Xin Kang Ping medicine. As required by the rules of State Food and Drug Administration of China (“SFDA”), Xin Kang Ping changed its name to Fu Fang Dan Chuan Jiao Nang and is in the process of applying for the clinical trial process with the SFDA. Upon the approval of SFDA, we will start clinical trials for Fu Fang Dan Chuan Jiao Nang. Less time is generally required in China as opposed to in the United States in order to complete the clinical trials for new medicine, and the cost of administering clinical trials in China is also generally lower than those held in the US. We, therefore, expect that we can complete the clinical trials sooner than would be the case in the United States and at lower costs. Should the tests be successful and we obtain the approval of SFDA for the new medicine, we expect this new pharmaceutical product will be marketed in the PRC.

Until 2009, Bao Sai’s operations had consisted of bio-extraction, biological separation medium production and development of new products.

In 2010, based on the separation media, our new products expanded from traditional biochemical products to media derivatives—civil products. With the absorption media, civil products will be removed including harmful substances such as bacteria, viruses, organic pesticides and tobacco tar. We have conducted research in areas of anti-virus masks and submitted the required information to Chinese government.

In January, 2011, the patent of our new anti-virus mask was approved, and other relevant procedures are in the process of government approval, such as the Products Registration Certificate.  Should we obtain all the approvals, we expect that this new product will be marketed in the PRC. We also hope to make additional progress on our other projects on which we are conducting research, so that we can produce additional products which we hope will create more revenues and profits for the Company.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2011

Revenues

Our overall revenues for the three months ended March 31, 2011 increased from $790,036 for the t hree months ended March 31, 2010 to $933,022 for the same period of 2010, an increase of $142,986 or 18.10%. The product sales generated $41,535 of revenue in the three months ended March 31, 2011 as compared to $10,368 in the same period of 2010, an increase of $31,167 or 300.61%. The revenue from service increased from $779,668 for the three months ended March 31, 2010 to $891,487 for the same period of 2011, an increase of $111,819 or 14.34%. During the three months ended March 31, 2011, the cancer treatment business accounted for $676,612 and Bao Sai’s technology service accounted for $214,875 of our revenue. The increase was attributed primarily to the increased technology service and product sales revenue from Bao Sai.

Expenses

Operating expenses for the three months ended March 31, 2011 were $297,532 as compared to $221.556 for the same period of 2010, an increase of $75,976 or 34.29%.   This increase was attributable to the increased general and administrative costs for three months ended March 31, 2011.

Net Income

Our net income during the three months ended March 31. 2010 was $285,386, compared to $329,316 during the three months ended March 31, 2011.  This increase was primarily due to our increased revenue from Bao Sai for the three months ended March 31, 2011.

We hope to remain profitable in 2011 through the implementation of our marketing strategies.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Analysis

	March 31 , 2011	March 31, 2010
Working Capital	$1,096,831	$674,622
Stockholders’ Equity	$6,713,220	$6,358,268
Total Liabilities	$1,715,353	$1,861,052

Our working capital was increased from $674,622 as of December 31, 2010 to $1,096,831 as of March 31, 2011, which was mainly attributable to the increase in cash and cash equivalents generated from operating activities.

Stockholders’ equity increased from $6,358,268 as of December 31, 2010 to $6,713,220 as of March 31, 2011, an increase of $354,952 or 5.58%.

Total liabilities decreased from $1,861,052 as of December 31, 2010 to $1,715,353 as of March 31, 2011, a decrease of $145,699 or 7.83%. In addition, our principal shareholder, Mr. Guo Li’an, made a loan to fund our operations during the first quarter of 2008. As of March 31, 2011, the balance of the loan was $476,884, which was unsecured, interest-free and repayable on demand.

As of March 31, 2011, cash and cash equivalents increased to $599,208 from $300,716 as of December 31, 2010, an increase of $298,492 or 99.26%. The increase of cash and cash equivalents was mainly due to the cash flows provided from operating activities by $370,767 for the three months ended March 31, 2011. We hope this trend will continue for the coming quarter. Management believes that the Company’s profitability and increases in available cash and cash equivalents will help ensure our continued operations for the next 12 months, but there can be no assurance that our profitability will continue.

ITEM 3                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

ITEM 4                  CONTROLS AND PROCEDURES

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

Under Rule 13a-15(e) and 15d-15(e), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting.

During the three months ended March 31, 2011, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Under Rule 13a-15(e) and 15d-15(e), the term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

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

GFR PHARMACEUTICALS, INC.

DATE: May 13, 2011	By:	/s/Zhao Yan Ding
Zhao Yan Ding, Chief Executive Officer
(Principal executive officer)

DATE: May 13, 2011	By:	/s/ Zhong Ya Li
Zhong Ya Li, Chief Financial Officer
(Principal financial officer)