Form 10-Q
period 2011-06-30
GFR PHARMACEUTICALS INC
filed 2011-08-12
CIK 1096294

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☒No ☐

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

The number of shares of common stock, $0.001 par value per share, outstanding as of August 10, 2011 was 42,079,940.

GFR Pharmaceuticals
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2011

INDEX

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	4 - 19

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-24

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4:	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	26

Item 1A:	Risk Factors	26

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3:	Defaults Upon Senior Securities	26

Item 4:	Submission of Matters to a Vote of Security Holders	26

Item 5:	Other Information	26

Item 6:	Exhibits	26

PART I. FINANCIAL INFORMATION
Item 1 Financial Statements

GFR PHARMACEUTICALS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	4

Condensed Consolidated Statements of Operations And Comprehensive Income for The Three and Six Months ended June 30, 2011 and 2010	5

Condensed Consolidated Statements of Cash Flows for The Six Months ended June 30, 2011 and 2010	6

Condensed Consolidated Statement of Stockholders’ Equity for The Six Months ended June 30, 2011	7

Notes to Condensed Consolidated Financial Statements	8 - 19

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$383,755	$300,716
Accounts receivable, net	504,187	1,245,616
Inventories, net	28,782	35,062
Prepayments and other current assets	436,873	135,226
Operating lease prepaid, current portion	7,671	7,499

Total current assets	1,361,268	1,724,119

Property, plant and equipment, net	6,912,176	6,957,273
Deposit on equipment purchase	1,547,030	-
Operating lease prepaid, non-current portion	140,314	140,928

TOTAL ASSETS	$9,960,788	$8,822,320

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$43,336	$27,903
Amount due to a stockholder	525,489	439,267
Income tax payable	194,407	188,016
Other payables and accrued liabilities	217,522	394,311

Total current liabilities	980,754	1,049,497

Long-term liabilities:
Loss in excess of investment in an unconsolidated affiliate	827,390	811,555

TOTAL LIABILITIES	1,808,144	1,861,052

Commitments and contingencies

Equity:
GFR Pharmaceuticals, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 shares issued and outstanding, respectively	42,080	42,080
Additional paid-in capital	3,712,120	3,712,120
Accumulated other comprehensive income	417,392	313,694
Statutory reserve	800,309	800,309
Retained earnings	2,533,727	1,490,065
Total GFR Pharmaceuticals, Inc. stockholders’ equity	7,505,628	6,358,268
Non-controlling interest	647,016	603,000
Total equity	8,152,644	6,961,268

TOTAL LIABILITIES AND EQUITY	$9,960,788	$8,822,320

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue, net:
Service revenue	$1,211,246	$1,143,957	$2,102,733	$1,923,625
Product sales	11,587	42,272	53,122	52,640

Total revenues, net	1,222,833	1,186,229	2,155,855	1,976,265

Cost of revenue: (inclusive of depreciation)
Cost of service	(188,096)	(134,794)	(363,956)	(274,857)
Cost of products	(3,761)	(66,156)	(42,685)	(76,031)

Total cost of revenue	(191,857)	(200,950)	(406,641)	(350,888)

Gross profit	1,030,976	985,279	1,749,214	1,625,377

Operating expenses:
Depreciation and amortization	(53,045)	(46,076)	(106,782)	(96,180)
Recovery from uncollectible accounts	30,700	-	118,934	-
General and administrative	(55,629)	(94,710)	(387,658)	(266,162)

Total operating expenses	(77,974)	(140,786)	(375,506)	(362,342)

Income from operations	953,002	844,493	1,373,708	1,263,035

Other income:
Interest income	497	282	718	291
Recovery from an unconsolidated affiliate	-	245,566	-	245,566

Total other income	497	245,848	718	245,857

Income before income taxes	953,499	1,090,341	1,374,426	1,508,892

Income tax expense	(195,137)	(197,222)	(286,748)	(330,387)

Net income	758,362	893,119	1,087,678	1,178,505

Less: net income attributable to non-controlling interest	(32,828)	(30,578)	(44,016)	(50,553)

Net income attributable to GFR Pharmaceuticals, Inc.	$725,534	$862,541	$1,043,662	$1,127,952

Net income per share – Basic and diluted	$0.02	$0.02	$0.03	$0.03

Weighted average common shares outstanding – Basic and diluted	42,079,940	42,079,940	42,079,940	42,079,940

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income attributable to GFR Pharmaceuticals, Inc.	$1,043,662	$1,127,952
Net income attributable to non-controlling interest	44,016	50,553
Consolidated net income	1,087,678	1,178,505
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	405,937	371,037
Recovery from doubtful accounts	(118,934)	(245,566)
Recovery from allowance for obsolete stock	(8,373)	-
Change in operating assets and liabilities:
Accounts receivable	(650,011)	(759,686)
Inventories	15,364	8,950
Prepayments and other current assets	(292,902)	(47,250)
Accounts payable	14,605	(15,755)
Income tax payable	2,065	23,300
Other payables and accrued liabilities	(183,415)	62,723

Net cash provided by operating activities	272,014	576,258

Cash flows from investing activities:
Purchase of plant and equipment	(200,598)	(277,992)

Net cash used in investing activities	(200,598)	(277,992)

Cash flows from financing activities:
Payments from an unconsolidated affiliate	-	245,566
Advances from (repayment to) a related party	3,907	(205,061)

Net cash provided by financing activities	3,907	40,505

Effect on exchange rate change on cash and cash equivalents	7,716	4,697

NET CHANGE IN CASH AND CASH EQUIVALENTS	83,039	343,468

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	300,716	55,486

CASH AND CASH EQUIVALENT, END OF PERIOD	$383,755	$398,954

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$284,682	$306,276
Cash paid for interest	$-	$-

NON-CASH TRANSACTIONS:
Deposit on equipment purchase	$1,527,137	$-

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	GFR Pharmaceuticals, Inc. stockholders’ equity
	Common stock		Additional	Accumulated other comprehensive	Statutory	Retained	Non-controlling	Total
	No. of shares	Amount	paid-in capital	income	reserve	earnings	interest	equity

Balance as of January 1, 2011	42,079,940	$42,080	$3,712,120	$313,694	$800,309	$1,490,065	$603,000	$6,961,268

Foreign currency translation adjustment	-	-	-	103,698	-	-	-	103,698

Net income for the period	-	-	-	-	-	1,043,662	44,016	1,087,678
Balance as of June 30, 2011	42,079,940	$42,080	$3,712,120	$417,392	$800,309	$2,533,727	$647,016	$8,152,644

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
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

In the opinion of management, the consolidated balance sheet as of December 31, 2010 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future periods.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Equity method of accounting

Under Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” (“ASC 810”), consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owner. The Company, through Bai Sai, has a 70%-owned subsidiary, Xi’an Bao Sai Medicine Co., Ltd (“Medicine”) which ceased business and leased out its business license from May 1, 2007. Thus, the Company does not have control on the policy decisions in Medicine; and accordingly, GFRP deconsolidated Medicine and accounted Medicine for under the equity method of accounting.

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

As a result of deconsolidation under ASC 810 and the application of the equity method under ASC 323, GFRP had a negative basis in its investment in Medicine, the Equity Investee, because the subsidiary generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in Equity Investee,” is reflected as a single amount on the Company’s condensed consolidated balance sheet as $827,390 and $811,555 respective liabilities as of June 30, 2011 and December 31, 2010.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2011 and December 31, 2010, the allowance for doubtful accounts was $539,467 and $557,657, respectively.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2011 and December 31, 2010, the inventory allowance was $669,817 and $663,136, respectively.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
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

Depreciation expense for the three months ended June 30, 2011 and 2010 were $201,289 and $179,057 respectively, of which $117,448 and $134,794 were included in cost of revenue.

Depreciation expense for the six months ended June 30, 2011 and 2010 were $402,151 and $367,410 respectively, of which $266,510 and $274,857 were included in cost of revenue.

•	Operating lease prepaid

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may grant the right to use the land for a specified period of time. Thus, all of the Company’s lands in the PRC are considered operating lease prepaid. Operating lease prepaid is amortized on a straight-line basis over the lease term of 50 years.

The lease expense on prepaid operating lease for the three months ended June 30, 2011 and 2010 was $1,900 and $1,814, respectively.

The lease expense on prepaid operating lease for the six months ended June 30, 2011 and 2010 was $3,786 and $3,627, respectively.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

As of June 30, 2011, the estimated amortization of the prepaid operating lease for the next five years and thereafter is as follows:

Year ending June 30:
2012	$7,671
2013	7,671
2014	7,671
2015	7,671
2016	7,671
Thereafter	109,630

Total:	$147,985

•	Impairment of long-lived assets

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

The Company recognizes revenue from the sale and trading of pharmaceutical products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) under the PRC tax law which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for sales returns for the six months ended June 30, 2011 and 2010.

(c)	Technical service income

The Company provides technical service based upon the customer’s specifications in a term of three years on the basis of a monthly fixed-rate. The Company recognizes its monthly service fee over the service period.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

(d)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

•	Income taxes

Income tax is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the six months ended June 30, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net income	$758,362	$893,119	$1,087,678	$1,178,505

Other comprehensive income:
- Foreign currency translation gain	66,873	12,298	103,698	12,637

Comprehensive income	$825,235	$905,417	$1,191,376	$1,191,142

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2011	June 30, 2010
Period-end RMB:US$1 exchange rate	6.4640	6.8086
Period-average RMB:US$1 exchange rate	6.5482	6.8348

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended June 30, 2011 and 2010, the Company operates in two reportable segments: Medical Business and Extraction Business in PRC.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash, accounts receivable, prepayments and other current assets, accounts payable, amount due to a related party, income tax payable, other payables and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
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

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement”. This update establishes common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

NOTE－4	DEPOSIT ON EQUIPMENT PURCHASE

On June 21, 2011, the Company and the Hospital agreed to purchase a new set of medical equipment and to operate at the medical center. The purchase price of this medical equipment is approximately $4,332,000 (equal to RMB28 million). The Company made a deposit of $1,547,030 to secure the purchase order of the medical equipment.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The deposit is unsecured and interest free, will be capitalized when the medical equipment is received and operated by the medical center.

NOTE－5	PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	June 30, 2011	December 31, 2010

VAT receivable	$585	$1,601
Advances to employees	17,098	79,843
Prepaid operating expenses	419,190	53,782
	$436,873	$135,226

NOTE－6	AMOUNT DUE TO A STOCKHOLER

As of June 30, 2011, amount due to a stockholder, Mr. Lian Guo represented temporary advances to the Company, which was unsecured, interest-free and repayable on demand.

NOTE－7	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	June 30, 2011	December 31, 2010

Business tax payable	$22,105	$102,054
Government levy payable	3,664	8,085
Salaries and welfare payable	90,621	91,890
Advances from employees	20,708	22,862
Customer deposits	41,422	-
Accrued operating expenses	39,002	169,420
	$217,522	$394,311

NOTE－8	INCOME TAXES

For the six months ended June 30, 2011 and 2010, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Six months ended June 30,
	2011	2010
Tax jurisdiction from:
– Local	$-	$-
– Foreign	1,374,426	1,508,892

Income before income taxes	$1,374,426	$1,508,892

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2011	2010
Current:
– Local	$-	$-
– Foreign	286,748	330,387

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$286,748	$330,387

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)
The PRC

Under the Corporate Income Tax Law of the People’s Republic of China, the Company’s subsidiaries in the PRC are subject to the unified statutory income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2011 and 2010 is as follows:

	Six months ended June 30,
	2011	2010

Income before income taxes from PRC operation	$1,374,426	$1,508,892
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	343,607	377,223

Net operating loss not recognized as deferred tax assets	835	14,485
Non-deductible expenses	(38,307)	(61,321)
Recovery from doubtful accounts not recognized as deferred taxes	(19,387)	-

Income tax expense	$286,748	$330,387

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$386,242	$388,689
Allowance for doubtful accounts	777,278	779,103
Total deferred tax assets	1,163,520	1,167,792
Less: valuation allowance	(1,163,520)	(1,167,792)

Deferred tax assets	$-	$-

As of June 30, 2011, the Company incurred $1,544,968 of aggregate cumulative operating losses carryforwards available to offset its taxable income for PRC income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $1,163,520 on the expected future tax benefits from the net operating loss carryforwards and allowance for doubtful accounts as the management believes it is more likely than not that these assets will not be realized in the future. For the six months ended June 30, 2011, the valuation allowance decreased by $4,272, primarily relating to the recovery from allowance for doubtful accounts and decrease in net operating loss carryforwards.

NOTE－9	SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

•	Medical Business – joint operation of PET Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center in the PRC; and

•	Extraction Business – provision of extraction service and distribution of extracted ingredients for medicine manufacturing uses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three and six months ended June 30, 2011 and 2010. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Summary of financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30, 2011
	Medical Business	Extraction Business	Total

Operating revenue, net	$1,022,966	$199,867	$1,222,833
Cost of revenue	(163,991)	(27,866)	(191,857)

Gross profit	$858,975	$172,001	$1,030,976

Depreciation and amortization	$150,635	$52,554	$203,189
Net income	656,553	101,809	758,362
Expenditure for long-lived assets	$27,763	$172,835	$200,598

	Six months ended June 30, 2011
	Medical Business	Extraction Business	Total

Operating revenue, net	$1,662,364	$493,491	$2,155,855
Cost of revenue	(315,918)	(90,723)	(406,641)

Gross profit	$1,346,446	$402,768	$1,749,214

Depreciation and amortization	$300,217	$105,720	$405,937
Net income	880,315	207,363	1,087,678
Expenditure for long-lived assets	$27,763	$172,835	$200,598

	Three months ended June 30, 2010
	Medical Business	Extraction Business	Total

Operating revenue, net	$997,647	$188,582	$1,186,229
Cost of revenue	(121,390)	(79,560)	(200,950)

Gross profit	$876,257	$109,022	$985,279

Depreciation and amortization	$121,388	$59,482	$180,870
Net income	651,582	241,537	893,119
Expenditure for long-lived assets	$-	$658,401	$658,401

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Six months ended June 30, 2010
	Medical Business	Extraction Business	Total

Operating revenue, net	$1,777,953	$198,312	$1,976,265
Cost of revenue	(261,453)	(89,435)	(350,888)

Gross profit	$1,516,500	$108,877	$1,625,377

Depreciation and amortization	$261,451	$109,586	$371,037
Net income	1,011,055	167,450	1,178,505
Expenditure for long-lived assets	$-	$658,401	$658,401

NOTE－10	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and six months ended June 30, 2011, the customers who accounted for 10% or more of revenues of the Company and their outstanding balances at period-end date, are presented as follows:

	Three months ended June 30, 2011		June 30, 2011
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$1,022,965	84%	$441,641
Customer B	188,281	15%	61,881

Total:	$1,211,246	99%	$503,522

	Six months ended June 30, 2011		June 30, 2011
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$1,662,364	77%	$441,641
Customer B	440,369	20%	61,881

Total:	$2,102,733	97%	$503,522

For the three months ended June 30, 2010, there was one single customer (Customer A) who accounted for 89% of the Company’s revenues amounting to $1,055,710, with $1,224,765 of trade accounts receivable at period-end date.

For the six months ended June 30, 2010, there was one single customer (Customer A) who accounted for 95% of the Company’s revenues amounting to $1,880,756, with $1,224,765 of trade accounts receivable at period-end date.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

(b)         Major vendors

For the three and six months ended June 30, 2011 and 2010, there was no single vendor who accounted for more than 10% of the Company’s purchases.

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

NOTE－11	COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company is committed to an office space under a non-cancelable operating lease agreement with a term of 2 years with fixed monthly rentals, expiry in June 2013. Total rent expenses for the six months ended June 30, 2011 and 2010 was $1,100 and $1,053, respectively.

As of June 30, 2011, the Company has future minimum rent payments due under a non-cancelable operating lease in next two years, as follows:

Year ending June 30:
2012	$2,228
2013	2,135
Total:	$4,363

(b)         Capital commitment

As of June 30, 2011, the Company has future contingent payment of approximately $2,785,000 in connection with the purchase of medical equipment in the next twelve months.

NOTE－12	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2011 through the date of the condensed financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

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

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop and deliver our services on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives .

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

On October 15, 2006, we executed an acquisition agreement with Xi'an Hua Long Yu Tian Ke Ji Shi Ye Co., Ltd. whereby we acquired a 100% equity interest of Hua Long.

On December 11, 2006, pursuant to the Plan of Exchange Agreement, New Century became our 95% owned indirect subsidiary.

On January 1, 2008, New Century entered into a stock purchase agreement whereby we acquired 96.6% of the capital stock of Xi’an Jiaoda Bao Sai Bio-technology Co., Ltd (“Bao Sai”).

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

With its advanced, professional and scientific management, New Century has established an outstanding marketing team and a well known cancer treatment center with a team of experts since it took over Gamma Knife Center on February 2, 2002. New Century has also successfully established a large integrated medical professional website - Medical Sina (www.120md.com), which provides extensive publicity and online integrated counseling services for patients. We extended our business to neighboring provinces of Shaanxi Province and other provinces of the country. The Center is a well known cancer treatment center in the five northwestern provinces of China as well as other parts of the country. The company’s operating revenue and profit have been increasing steadily.

The cases processed in the Center averaged 307 cases per month in the second quarter of 2011 as compared to 314 cases per month in the same period of 2010.   For the six months ended June 30, 2011, the Center attributed $1,662,364 or 77.1% of the Company’s revenues.

The Center runs at full capacity and the existing equipment capacity cannot meet the requirements of patients. In order to meet the increasing updating of medical equipment production and to keep our competitive advantage in the medical market, the Center plans to purchase a set of PET-CT cancer examine equipment. Based on the present cooperation, New Century and Tangdu Hospital agreed that the cooperation period of PET-CT is six years, which will begin commencing with the formal operation. The profit sharing ratio during the PET-CT cooperation period will be 7:3, with New Century receiving 70% of the profits. At the end of the six year period, Tangdu Hospital will be entitled to 100% of the profits.

Bao Sai

Bao Sai is a high-tech company in China, chartered and authorized by the Chinese government for researching, inventing, manufacturing and sales of biological separation medium products. It has the technology and facilities for the separation and purification of biological products and natural medicines and manufactures the agarose products of separation media.

Biological separation medium refers to the separation and purification of biological products and natural medicines, which is the core technology of the biotechnology Industry. Such technology has been widely used in the producing of antibiotic products, Genetic Recombinant Medicine, the Gene Chip, bacteria production, diagnoses reagent and biochemical products. In addition to the biotechnology industry, the technology also has the wide applications and can be used for environmental protection industry, chemical and pharmaceutical industry and modernization of Chinese medicine.

The operations of Bao Sai are in the development stage and most of its efforts are focused on the research and development of new pharmaceutical and agricultural medium products, and the future networking and promoting of these products.  In the six months ending June 30, 2011, Bao Sai spent approximately $13,338 in research and development of new biological separation medium products and new medicine. Most of the money was used to fund local medical institutions in the development of new products.

Pursuant to this effort, Bao Sai entered into a Research and Development Cooperation Contract with XiAn Jiao Tong University R&D Center for Natural Chinese Medicine and Engineering (the “University”) in 2005.  According to the Cooperation Contract, Bao Sai provides funds in the research on the use of biological separation technology in the development of Xin Kang Ping medicine to treat heart diseases. The University performs all the laboratory work related to the general research project and toxic tests as the prerequisites of the clinical trial process for the application of a new medicine. The University presents the research result to Bao Sai, and Bao Sai has all the rights to the project reports and possible patent rights as a result of the project. This contract expired on August 25, 2008 and was not renewed. However, we have been able to continue the pharmacodynamics test and toxicology test as the prerequisites to the commencement of clinical trials for the development of Xin Kang Ping medicine. As required by the rules of State Food and Drug Administration of China (“SFDA”), Xin Kang Ping changed its name to Fu Fang Dan Chuan Jiao Nang and is in the process of applying for the clinical trial process with the SFDA. Now SFDA is reviewing it. Upon the approval of SFDA, of which there can be no assurance, we will start clinical trials for Fu Fang Dan Chuan Jiao Nang. Less time is generally required in China as opposed to in the United States in order to complete the clinical trials for new medicine, and the cost of administering clinical trials in China is also generally lower than those held in the US. We, therefore, expect that we can complete the clinical trials sooner than would be the case in the United States and at lower costs. Should the tests be successful and we obtain the approval of SFDA for the new medicine, we expect this new pharmaceutical product will be marketed in the PRC.

Until 2009, Bao Sai’s operations had consisted of bio-extraction, biological separation medium production and development of new products. In 2010, based on the separation media, our new products expanded from traditional biochemical products to media derivatives—civil products. With the absorption media, civil products will be removed including harmful substances such as bacteria, viruses, organic pesticides and tobacco tar. We have conducted research in areas of anti-virus masks.

In January 2011, the patent and the Manufacturing License of our new anti-virus mask were approved. In May 2011, we received the Certificate of Utility Model Patent.  Currently we are taking the quality management system assessment to regulate the .procedure of purchasing, production and sales and other sides.. Once we finish this assessment, we can apply for the Products Registration Certificate (i.e. production batch number), which allows us to produce and sell the new anti-virus mask. We hope we obtain all the approvals soon, so that we can produce and sell this new product in the PRC. There can be no assurances, however, that such approvals will be obtained.

RESULTS OF OPERATIONS FOR SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2011

Revenues

Our overall revenues for the three months ended June 30, 2011 increased from $1,186,229 for the three months ended June 30, 2010 to $1,222,833 for the same period of 2011, an increase of $36,604 or 3.1%. In the second quarter of 2011, the cancer treatment business accounted for $1,022,966 (83.7%) and Bao Sai accounted for $199,867(the product sales generated $11,587 and technology service accounted for $188,280) of our revenue. Our overall revenues for the six months ended June 30, 2011 increased from $1,976,265 for the six months ended June 30, 2010 to $2,155,855 for the same period of 2011, an increase of $179,590 or 9.1%. During the six months ended June 30, 2011, the cancer treatment business accounted for $1,662,364 (77.1%) and Bao Sai’s revenue accounted for $493,491 (the product sales generated $53,122 and technology service accounted for $440,369) of our revenue. The increase was attributed primarily to the increased technology service and product sales revenue from Bao Sai.

Expenses

Operating expenses for the second quarter of 2011 were $77,974 as compared to $140,786 for the same period of 2010, an increase of $62,812. For the six months ended June 30, 2011, our operating expenses were $375,506 as compared to $362,342 for the same period of 2010, an increase of $13,164 or 3.6%. This increase was attributable to the increase in general and administrative costs and set-off by the recovery of uncollectible accounts for the six months ended June 30, 2011.

Net Income

Our net income during the three and six months ended June 30, 2011 was $758,362 and $1,087,678 respectively, compared to $893,119 and $1,178,505 during the three and six months ended June 30, 2010. This decrease was primarily due to our decreased recovery from uncollectible accounts and increased revenue cost from Bao Sai for the six months ended June 30, 2011.

We hope to remain profitable in the rest of year 2011 through the implementation of our marketing strategies.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Analysis

	June 30, 2011	December 31, 2010
Working Capital	$380,514	$674,622
Stockholders’ Equity	$7,505,628	$6,358,268
Total Liabilities	$1,808,144	$1,861,052

Our working capital decreased from $674,622 as of December 31, 2010 to $380,514 as of June 30, 2011, which was mainly attributable to the decrease in accounts receivable.

Stockholders’ equity increased from $6,358,268 as of December 31, 2010 to $7,505,628 as of June 30, 2011, an increase of $1,147,360 or 18%.

Total liabilities decreased from $1,861,052 as of December 31, 2010 to $1,808,144 as of June 30, 2011, a decrease of $52,908 or 2.8%. In addition, our principal shareholder, Mr. Guo Li’an, made a loan to fund our operations during the first quarter of 2008. As of June 30, 2011, the balance of the loan was $525,489, which was unsecured, interest-free and repayable on demand.

As of June 30, 2011, cash and cash equivalents increased to $383,755 from $300,716 as of December 31, 2010, an increase of $83,039 or 27.6%. The increase of cash and cash equivalents was mainly due to the cash flows provided from operating activities by $272,014 for the six months ended June 30, 2011. We hope this trend will continue for the coming quarter. Management believes that the Company’s profitability and increases in available cash and cash equivalents will help ensure our continued operations for the next 6 months, but there can be no assurance that our profitability will continue.

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

Changes in Internal Controls over Financial Reporting.

During the three months ended June 30, 2011, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.   Removed and Reserved.

Item 5. Other Information

None

Item 6. Exhibits

10.1	Supplementary Agreement between Tangdu Hospital Affiliated to the Fourth Military Medical University and Shaanxi New Century Science & Technology Investment Decelopment Co., Ltd. dated June 21, 2011
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL Exhibit

101.INS† XBRL Instance Document.
101.SCH† XBRL Taxonomy Extension Schema Document.
101.CAL† XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF† XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB† XBRL Taxonomy Extension Label Linkbase Document.
101.PRE† XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GFR PHARMACEUTICALS, INC.

DATE: August 12, 2011	By:	/s/ Zhao Yan Ding
Zhao Yan Ding, Chief Executive Officer
(Principal executive officer)

DATE: August 12, 2011	By:	/s/ Zhong Ya Li
Zhong Ya Li, Chief Financial Officer
(Principal financial officer)