Form 10-Q
period 2011-09-30
GFR PHARMACEUTICALS INC
filed 2011-11-08
CIK 1096294

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares of common stock, $0.001 par value per share, outstanding as of November 1, 2011 was 42,079,940.

 GFR Pharmaceuticals
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
INDEX

PART I. FINANCIAL INFORMATION
Item 1 Financial Statements

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$448,024	$300,716
Accounts receivable, net	1,170,827	1,245,616
Inventories, net	88,416	35,062
Prepayments and other current assets	402,535	135,226
Operating lease prepaid, current portion	7,745	7,499

Total current assets	2,117,547	1,724,119

Property, plant and equipment, net	6,870,325	6,957,273
Deposit on equipment purchase	1,562,061	-
Operating lease prepaid, non-current portion	139,741	140,928

TOTAL ASSETS	$10,689,674	$8,822,320

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$85,228	$27,903
Amount due to a stockholder	491,189	439,267
Income tax payable	179,805	188,016
Other payables and accrued liabilities	241,869	394,311

Total current liabilities	998,091	1,049,497

Long-term liabilities:
Loss in excess of investment in an unconsolidated affiliate	838,177	811,555

TOTAL LIABILITIES	1,836,268	1,861,052

Commitments and contingencies

Equity:
GFR Pharmaceuticals, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 shares issued and outstanding, respectively	42,080	42,080
Additional paid-in capital	3,712,120	3,712,120
Accumulated other comprehensive income	466,550	313,694
Statutory reserve	800,309	800,309
Retained earnings	3,156,469	1,490,065
Total GFR Pharmaceuticals, Inc. stockholders’ equity	8,177,528	6,358,268
Non-controlling interest	675,878	603,000
Total equity	8,853,406	6,961,268

TOTAL LIABILITIES AND EQUITY	$10,689,674	$8,822,320

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
DURING THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue, net:
Service revenue	$1,167,673	$1,184,821	$3,270,406	$3,108,446
Product sales	4,450	10,197	57,572	62,837
Total revenues, net	1,172,123	1,195,018	3,327,978	3,171,283

Cost of revenue: (inclusive of depreciation)
Cost of service	(183,930)	(164,195)	(547,886)	(439,052)
Cost of products	(4,518)	(20,879)	(47,203)	(96,910)
Total cost of revenue	(188,448)	(185,074)	(595,089)	(535,962)

Gross profit	983,675	1,009,944	2,732,889	2,635,321

Operating expenses:
Depreciation and amortization	(59,630)	(39,541)	(166,412)	(135,721)
Recovery from uncollectible accounts	42,947	-	161,881	-
General and administrative	(134,016)	(112,273)	(521,674)	(378,435)
Total operating expenses	(150,699)	(151,814)	(526,205)	(514,156)

Income from operations	832,976	858,130	2,206,684	2,121,165

Other income:
Interest income	337	657	1,055	948
Recovery from an unconsolidated affiliate	-	8,967	-	254,533
Total other income	337	9,624	1,055	255,481

Income before income taxes	833,313	867,754	2,207,739	2,376,646

Income tax expense	(181,709)	(168,694)	(468,457)	(499,081)

Net income	651,604	699,060	1,739,282	1,877,565

Less: net income attributable to non-controlling interest	(28,862)	(27,368)	(72,878)	(77,921)

Net income attributable to GFR Pharmaceuticals, Inc.	$622,742	$671,692	$1,666,404	$1,799,644

Net income per share – Basic and diluted	$0.01	$0.02	$0.04	$0.04

Weighted average common shares outstanding – Basic and diluted	42,079,940	42,079,940	42,079,940	42,079,940

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income attributable to GFR Pharmaceuticals, Inc.	$1,666,404	$1,799,644
Net income attributable to non-controlling interest	72,878	77,921
Consolidated net income	1,739,282	1,877,565
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	618,210	574,773
Recovery from doubtful accounts	(161,881)	(46,207)
Reversal of allowance for obsolete stock	(7,039)	-
Change in operating assets and liabilities:
Accounts receivable	(1,382,510)	(240,777)
Inventories	(44,329)	(5,540)
Prepayments and other current assets	(168,869)	2,980
Accounts payable	55,506	203,080
Income tax payable	(13,668)	(4,427)
Other payables and accrued liabilities	(163,206)	(68,763)
Net cash provided by operating activities	471,496	2,292,684

Cash flows from investing activities:
Purchase of plant and equipment	(302,370)	(719,577)
Net cash used in investing activities	(302,370)	(719,577)

Cash flows from financing activities:
Repayment to related parties	(33,685)	(223,616)
Net cash used in financing activities	(33,685)	(223,616)

Effect on exchange rate change on cash and cash equivalents	11,867	24,863

NET CHANGE IN CASH AND CASH EQUIVALENTS	147,308	1,374,354

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	300,716	55,486

CASH AND CASH EQUIVALENT, END OF PERIOD	$448,024	$1,429,840

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$286,528	$503,508
Cash paid for interest	$-	$-

NON-CASH TRANSACTIONS:
Deposit on equipment purchase	$1,537,040	$-

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	GFR Pharmaceuticals, Inc. stockholders’ equity
	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Non-controlling interest	Total equity
	No. of shares	Amount

Balance as of January 1, 2011	42,079,940	$42,080	$3,712,120	$313,694	$800,309	$1,490,065	$603,000	$6,961,268

Foreign currency translation adjustment	-	-	-	152,856	-	-	-	152,856

Net income for the period	-	-	-	-	-	1,666,404	72,878	1,739,282

Balance as of September 30, 2011	42,079,940	$42,080	$3,712,120	$466,550	$800,309	$3,156,469	$675,878	$8,853,406

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
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

In the opinion of management, the consolidated balance sheet as of December 31, 2010 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future periods.

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

GFRP and its subsidiaries are hereinafter referred to as the “Company”.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
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

As a result of deconsolidation under ASC 810 and the application of the equity method under ASC 323, GFRP had a negative basis in its investment in Medicine, the Equity Investee, because the subsidiary generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in Equity Investee,” is reflected as a single amount on the Company’s condensed consolidated balance sheet as $838,177 and $811,555 respective liabilities as of September 30, 2011 and December 31, 2010.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2011 and December 31, 2010, the allowance for doubtful accounts was $534,555 and $557,657, respectively.

●	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2011 and December 31, 2010, the inventory allowance was $677,735 and $663,136, respectively.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
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

Depreciation expense for the three months ended September 30, 2011 and 2010 were $210,343 and $201,907, respectively, of which $185,286 and $164,195 were included in cost of revenue.

Depreciation expense during the nine months ended September 30, 2011 and 2010 were $612,494 and $569,317, respectively, of which $451,796 and $439,052 were included in cost of revenue.

●	Operating lease prepaid

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may grant the right to use the land for a specified period of time. Thus, all of the Company’s lands in the PRC are considered operating lease prepaid. Operating lease prepaid is amortized on a straight-line basis over the lease term of 50 years.

The lease expense on prepaid operating lease for the three months ended September 30, 2011 and 2010 was $1,930 and $526, respectively.

The lease expense on prepaid operating lease during the nine months ended September 30, 2011 and 2010 was $5,716 and $5,456, respectively.

As of September 30, 2011, the estimated amortization of the prepaid operating lease for the next five years and thereafter is as follows:

Year ending September 30:
2012	$7,745
2013	7,745
2014	7,745
2015	7,745
2016	7,745
Thereafter	108,761

Total:	$147,486

●	Impairment of long-lived assets

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
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

The Company recognizes revenue from the sale and trading of pharmaceutical products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) under the PRC tax law which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for sales returns during the nine months ended September 30, 2011 and 2010.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

During the nine months ended September 30, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net income	$622,742	$671,692	$1,666,404	$1,799,644

Other comprehensive income:
- Foreign currency translation gain	49,158	44,568	152,856	57,205

Comprehensive income	$671,900	$716,260	$1,819,260	$1,856,849

●	Foreign currencies translation

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2011	September 30, 2010
Period-end RMB:US$1 exchange rate	6.4018	6.6981
Period-average RMB:US$1 exchange rate	6.5060	6.8164

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended September 30, 2011 and 2010, the Company operates in two reportable segments: Medical Business and Extraction Business in PRC.

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

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures ” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and


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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－4	DEPOSIT ON EQUIPMENT PURCHASE

On June 21, 2011, the Company and the Hospital agreed to purchase a new set of medical equipment and operate at the medical center. The purchase price of this medical equipment is approximately $4,332,000 (equal to RMB28 million). The Company made a deposit of $1,562,061 to secure the purchase order of the medical equipment.

The deposit is unsecured and interest free, will be capitalized when the medical equipment is received and operated by the medical center. The Company expects the medical equipment to be received and installed in the next twelve months.

NOTE－5	PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	September 30, 2011	December 31, 2010

VAT receivable	$591	$1,601
Advances to employees	10,739	79,843
Prepaid operating expenses	391,205	53,782
	$402,535	$135,226

NOTE－6	AMOUNT DUE TO A STOCKHOLDER

As of September 30, 2011, amount due to a stockholder, Mr. Lian Guo represented temporary advances to the Company, which was unsecured, interest-free and repayable on demand.

NOTE－7	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	September 30, 2011	December 31, 2010

Business tax payable	$20,953	$102,054
Government levy payable	9,642	8,085
Salaries and welfare payable	91,614	91,890
Advances from employees	20,901	22,862
Customer deposits	56,562	-
Accrued operating expenses	42,197	169,420
	$241,869	$394,311

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－8	INCOME TAXES

For the nine months ended September 30, 2011 and 2010, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Nine months ended September 30,
	2011	2010
Tax jurisdiction from:
– Local	$-	$-
– Foreign	2,207,739	2,376,646
Income before income taxes	$2,207,739	$2,376,646

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2011	2010
Current:
– Local	$-	$-
– Foreign	468,457	499,081

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$468,457	$499,081

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

The PRC

Under the Corporate Income Tax Law of the People’s Republic of China, the Company’s subsidiaries in the PRC are subject to the unified statutory income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the nine months  ended September 30, 2011 and 2010 is as follows:

	Nine months ended September 30,
	2011	2010

Income before income taxes from PRC operation	$2,207,739	$2,376,646
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	551,934	594,162

Net operating loss not recognized as deferred tax assets	1,350	2,328
Non-deductible expenses	(56,038)	(97,409)
Recovery from doubtful accounts not recognized as deferred taxes	(28,789)	-
Income tax expense	$468,457	$499,081

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$375,756	$388,689
Allowance for doubtful accounts	587,403	779,103
Total deferred tax assets	963,159	1,167,792
Less: valuation allowance	(963,159)	(1,167,792)
Deferred tax assets	$-	$-

As of September 30, 2011, the Company incurred $1,503,024 of aggregate cumulative operating losses carryforwards available to offset its taxable income for PRC income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $963,159 on the expected future tax benefits from the net operating loss carryforwards and allowance for doubtful accounts as the management believes it is more likely than not that these assets will not be realized in the future. During the nine months ended September 30, 2011, the valuation allowance decreased by $204,633, primarily relating to the recovery from allowance for doubtful accounts and decrease in net operating loss carryforwards.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three and nine months ended September 30, 2011 and 2010. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

Summary of financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30, 2011
	Medical Business	Extraction Business	Total

Operating revenue, net	$989,854	$182,269	$1,172,123
Cost of revenue	(158,580)	(29,868)	(188,448)

Gross profit	$831,274	$152,401	$983,675

Depreciation and amortization	$153,605	$58,668	$212,273
Net income	577,255	74,349	651,604
Expenditure for long-lived assets	$1,564,983	$274,427	$1,839,410

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Nine months ended September 30, 2011
	Medical Business	Extraction Business	Total

Operating revenue, net	$2,652,218	$675,760	$3,327,978
Cost of revenue	(474,498)	(120,591)	(595,089)

Gross profit	$2,177,720	$555,169	$2,732,889

Depreciation and amortization	$453,822	$164,388	$618,210
Net income	1,457,570	281,712	1,739,282
Expenditure for long-lived assets	$1,564,983	$274,427	$1,839,410

	Three months ended September 30, 2010
	Medical Business	Extraction Business	Total

Operating revenue, net	$963,730	$231,288	$1,195,018
Cost of revenue	(139,114)	(45,960)	(185,074)

Gross profit	$824,616	$185,328	$1,009,944

Depreciation and amortization	$166,386	$37,350	$203,736
Net income	547,357	151,703	699,060
Expenditure for long-lived assets	$58,682	$2,495	$61,177

	Nine months ended September 30, 2010
	Medical Business	Extraction Business	Total

Operating revenue, net	$2,741,683	$429,600	$3,171,283
Cost of revenue	(400,567)	(135,395)	(535,962)

Gross profit	$2,341,116	$294,205	$2,635,321

Depreciation and amortization	$427,837	$146,936	$574,773
Net income	1,558,412	319,153	1,877,565
Expenditure for long-lived assets	$58,682	$660,896	$719,578

NOTE－10	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and nine months ended September 30, 2011 and 2010, the customers who accounted for 10% or more of revenues of the Company and their outstanding balances at period-end date, are presented as follows:

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30, 2011		September 30, 2011
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$989,854	84%	$1,108,345
Customer B	177,818	15%	62,482

Total:	$1,167,672	99%	$1,170,827

	Nine months ended September 30, 2011		September 30, 2011
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$2,652,218	80%	$1,108,345
Customer B	618,187	19%	62,482

Total:	$3,270,405	99%	$1,170,827

	Three months ended September 30, 2010		September 30, 2010
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$860,928	81%	$782,695
Customer B	219,767	18%	74,648

Total:	$1,080,695	99%	$857,343

	Nine months ended September 30, 2010		September 30, 2010
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$2,741,684	87%	$782,695
Customer B	366,078	11%	74,648

Total:	$3,107,762	98%	$857,343

(b)         Major vendors

For the three and nine months ended September 30, 2011 and 2010, there was no single vendor who accounted for more than 10% of the Company’s purchases.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
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

(d)         Exchange rate risk

The reporting currency of the Company is US dollars, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

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

(a)         Operating lease commitments

The Company is committed to an office space under a non-cancelable operating lease agreement with a term of 2 years with fixed monthly rentals, expiry in June 2013. Total rent expenses during the nine months ended September 30, 2011 and 2010 was $1,660 and $1,578, respectively.

As of September 30, 2011, the Company has future minimum rent payments due under a non-cancelable operating lease in next two years, as follows:

Year ending September 30:
2012	$2,249
2013	1,687
Total:	$3,936

(b)         Capital commitment

As of September 30, 2011, the Company has future contingent payment of approximately $2,785,000 in connection with the purchase of medical equipment in the next twelve months.

NOTE－12	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date of the financial statement were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

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

The cases processed in the Center averaged 295 cases per month in the third quarter of 2011 as compared to 301 cases per month in the same period of 2010.   During the nine months ended September 30, 2011, the Center attributed $2,652,218 or 79.7% of the Company’s revenues.

The Center runs at full capacity and the existing equipment capacity cannot meet the requirements of patients. In order to meet the increasing updating of medical equipment production and to keep our competitive advantage in the medical market, the Center plans to purchase a set of PET-CT cancer examine equipment. On June 21, 2011, the Company and the Hospital agreed to purchase a new set of medical equipment and operate at the medical center. The purchase price of this medical equipment is approximately $4,332,000 (equal to RMB28 million). The Company made a deposit of $1,562,061 to secure the purchase order of the medical equipment. Based on the present cooperation, New Century and Tangdu Hospital agreed that the cooperation period of PET-CT is six years, which will begin commencing with the formal operation. The profit sharing ratio during the PET-CT cooperation period will be 7:3, with New Century receiving 70% of the profits. At the end of the six year period, Tangdu Hospital will be entitled to 100% of the profits.

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

The operations of Bao Sai are in the development stage and most of its efforts are focused on the research and development of new pharmaceutical and agricultural medium products, and the future networking and promoting of these products.  During the nine months ending September 30, 2011, Bao Sai spent approximately $13,216 in research and development of new biological separation medium products.

Pursuant to this effort, Bao Sai entered into a Research and Development Cooperation Contract with XiAn Jiao Tong University R&D Center for Natural Chinese Medicine and Engineering (the “University”) in 2005.  According to the Cooperation Contract, Bao Sai provides funds in the research on the use of biological separation technology in the development of Xin Kang Ping medicine to treat heart diseases. The University performs all the laboratory work related to the general research project and toxic tests as the prerequisites of the clinical trial process for the application of a new medicine. The University presents the research result to Bao Sai, and Bao Sai has all the rights to the project reports and possible patent rights as a result of the project. This contract expired on August 25, 2008 and was not renewed. However, we have been able to continue the pharmacodynamics test and toxicology test as the prerequisites to the commencement of clinical trials for the development of Xin Kang Ping medicine. As required by the rules of State Food and Drug Administration of China (“SFDA”), Xin Kang Ping changed its name to Fu Fang Dan Chuan Jiao Nang and is in the process of applying for the clinical trial process with the SFDA. The SFDA is reviewing the application. Upon the approval of SFDA, of which there can be no assurance, we will start clinical trials for Fu Fang Dan Chuan Jiao Nang which we estimate will require about three years. Less time is generally required in China as compared to the United States in order to complete the clinical trials for new medicine, and the cost of administering clinical trials in China is also generally lower than those held in the US. We, therefore, expect that we can complete the clinical trials sooner than would be the case in the United States and at lower costs. Should the tests be successful and we obtain the approval of SFDA for the new medicine, we expect this new pharmaceutical product will be marketed in the PRC.

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

RESULTS OF OPERATIONS FOR NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2011

Revenues

Our overall revenues for the three months ended September 30, 2011 decreased to $ 1,172,123, compared to $1,195,018 during the same period of 2010, a decrease of $22,895 or 1.92%. In the third quarter of 2011, the cancer treatment business accounted for $989,854 or 84.45% of our total revenues; and Bao Sai accounted for $182,269 or 15.55% among which the product sales from Bao Sai generated $ 4,450 and technology service $177,819. Our overall revenues during the nine months ended September 30, 2011 increased to $ 3,327,978, compared to $ 3,171,283 during the same period of 2010, an increase of $156,695 or 4.9%. During the nine months ended September 30, 2011, the cancer treatment business accounted for $ 2,652,218, or 79.7%; and Bao Sai’s revenue accounted for $ 675,760, or 20.3% among which the product sales generated $57,572 and technology service $618,188. The increase was attributed primarily to the increased revenues from the sales of technology service and products from Bao Sai.

Expenses

Operating expenses during the third quarter of 2011 were $ 150,699, a decrease of $ 1,115 compared to $ 151,814 during the same period of 2010,. During the nine months ended September 30, 2011, our operating expenses were $ 526,205 as compared to $ 514,156 for the same period of 2010, an increase of $ 12,049 or 2.34%. This increase was attributable to the increased general and administrative costs during the nine months ended September 30, 2011.

Net Income

Our net income during the three and nine months ended September 30, 2011 was $ 651,604 and $ 1,739,282, respectively, compared to $ 699,060 and $ 1,877,565, respectively during the three and nine months ended September 30, 2010. This decrease was primarily due to our decreased recovery from uncollectible accounts and increased revenue cost from Bao Sai during the nine months ended September 30, 2011. We expect to remain profitable for the rest of fiscal year 2011.

Impact of Inflation

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

LIQUIDITY AND CAPITAL RESOURCES

	September 30 , 2011	December 31, 2010
Working Capital	$1,119,456	$674,622
Stockholders’ Equity	$8,177,528	$6,358,268
Total Liabilities	$1,836,268	$1,861,052

Our working capital as of September 30, 2011 increased to $ 1,119,456, from $ 674,622 as of December 31, 2010, which was mainly attributable to the increase in cash and cash equivalents and the increase in prepaid operating expenses during the periods under review.

Stockholders’ equity increased from $ 6,358,268 as of December 31, 2010 to $ 8,177,528 as of September 30, 2011, an increase of $ 1,819,260 or 28.61%.

Total liabilities decreased from $ 1,861,052 as of December 31, 2010 to $ 1,836,268 as of September 30, 2011, a decrease of $ 24,784 or 1.33%. In addition, our principal shareholder, Mr. Guo Li’an, made a loan to fund our operations during the first quarter of 2008. As of September 30, 2011, the balance of the loan was $491,189, which was unsecured, interest-free and repayable on demand.

As of September 30, 2011, cash and cash equivalents increased to $448,024 from $ 300,716 as of December 31, 2010, an increase of $147,308 or 48.99%. The increase of cash and cash equivalents was mainly due to the cash flows provided from operating activities by $ 471,496 and less cash used in investing activites of $ 302,370 during the nine months ended September 30, 2011. We hope this trend will continue for the coming months. Management believes that the Company’s profitability and increases in available cash and cash equivalents will help ensure our continued operations for the next twelve months, but there can be no assurance that our profitability will continue.

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

Changes in Internal Controls over Financial Reporting.

During the three months ended September 30, 2011, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Under Rule 13a-15(e) and 15d-15(e), the term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

●
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.   Removed and Reserved.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Supplementary Agreement Dated June 21, 2011 between Tangdu Hospital Affiliated to the Fourth Military Medical University and Shaanxi New Century Science & Technology Investment Development Co., Ltd.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL Exhibit

101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GFR PHARMACEUTICALS, INC.

DATE: November 8, 2011	By:	/s/ Zhao Yan Ding
Zhao Yan Ding, Chief Executive Officer (Principal executive officer)

DATE: November 8, 2011	By:	/s/ Zhong Ya Li
Zhong Ya Li, Chief Financial Officer
(Principal financial officer)