Form 10-K
period 2011-12-31
GFR PHARMACEUTICALS INC
filed 2012-03-23
CIK 1096294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011
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

COMMON STOCK, $.001 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405  of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates (26,079,940  shares)  was approximately $31,556,727, based on the average closing bid and ask price of $1.21 for the Common Stock on June 30, 2011.

As of March 22, 2012, there were 42,079,940 shares of common stock outstanding.

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

Pursuant to the Hua Long Agreement, we paid Hua Long Shareholders approximately $187,500 in cash to acquire 100% interest in the shares of registered capital of Hua Long. Hua Long acts as the holding company of New Century. The acquisition of Hua Long allowed us to complete the legal processing regarding the share exchange with New Century in China. Upon completion of the acquisition, we owned 100% interest of Hua Long and 95% interest of New Century through Hua Long. Consolidated financial statements are filed in this annual report for the year ended December 31, 2011.

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

Recent Developments

On January 1, 2008, New Century entered into a stock purchase agreement with the holders of all 60,000,000 shares of the capital stock of Xi’an Jiaoda Bao Sai Bio-technology Co., Ltd (“Bao Sai”) to acquire 58,060,000 shares of  their capital stocks of Bao Sai, or 96.77% of its capital stock.  The purchase price for Bao Sai equaled 96.77% of Bao Sai’s stockholders’ equity based on Bao Sai’s audited financial statements for the fiscal year ended December 31, 2009.

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

Mr. Wang Li-An, one of the Company’s directors, is also a director and is the Vice General Manager of Bao Sai.  Mr. Guo Li Zheng, who is the brother of Guo Li An (our principal shareholder) owns   3.23% of the Bao Sai common stock and no shares of the Company.   Additionally, Mr. Zhao Yan Ding and Ms. Zhong Ya Li, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, were officers of Bao Sai through the date of the acquisition agreement.

Overview of Business

The Company is a holding company with two business segments.  The Company is involved in a Cancer Diagnosis and Treatment Center, which is a joint operation of PET Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center in the PRC. The Company also operates a biological extraction business that extracts raw materials for medicine ingredients and distributes the extracted ingredients for medicine manufacturing uses.

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

Cancer Diagnosis and Treatment Center

New Century owns radiology and oncology equipment and provides it to Tangdu Hospital, which is affiliated with the Fourth Military Medical University. New Century currently owns three different devices used for radiological imaging for the brain and body and cancer treatment. The Company’s medical equipment is used in Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”).  Tangdu Hospital is located in Xi’an, a city of over 9-million people and the capital of Shaan Xi province.

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

As of December 31, 2011, New Century owned three different devices used in the medical centers, and the profit sharing percentage to New Century was  70%. The cases processed in the Center), averaged  278 cases per month in 2011, and 292 cases per month in 2010.  For the year ended December 31, 2011, the Center accounted for $3,721,276, or 80%, of the Company’s revenues.

In order to take advantage of improved technology in this market and the need for additional capacity at the Center, the Company  purchased a set of PET-CT cancer examination equipment, which is amongst the most advanced cancer examination equipment in the world.  New Century entered into a supplementary agreement to the Tangdu Agreement with Tangdu Hospital on June 21, 2011 to cooperate in exploiting the business opportunity of the PET-CT equipment (“Supplementary Agreement”). Pursuant to the Agreement, the Company agreed to provide a new set of medical equipment and the Center agreed to jointly operate this equipment at the existing medical center. The purchase price of this medical equipment is approximately $4,332,000 (equal to RMB28 million). The Company agreed to acquire the medical equipment in lieu of accounts receivable due from the Center and the Center        agreed to make the order and payment of the medical equipment in accordance with their need and specification. In return, both parties mutually agreed to share net revenues generated from services rendered, on a monthly basis, when earned, at their net realizable amounts from patients for services rendered at contractually established billing rates, after deducting the total operating cost of the center, in a term of 6 years, commencing from January 2012. The profit sharing ratio during the PET-CT cooperation period will be 7:3, with New Century receiving 70% of the profits. At the end of the six year period, Tangdu Hospital will be entitled to 100% of the profits. The PET-CT equipment was installed in December 2011 and commenced limited operation in January 2012 as some supplemental equipment is still being tested.  At the expiry of 6 years, the Hospital has an option to purchase the medical equipment used in the center at 50% of their residual values.

We believe that our medical center business has a good potential to grow due our competitive facilities, services, and reputation of Tangdu Hospital in Northwest China including Shaan Xi province and four other adjacent provinces and the growth in demand for our services and the installation of equipment with improved technology.  To grasp this market opportunity, New Century intends to expand the operation by investing in an additional tumor therapy center or hospital and a modernized tumor institute. However, such expansion will require additional capital.

Biological Separation Medium Product and Pharmaceutical Business

Bao Sai is involved in the separation and purification of biological products and natural medicines and also manufactures the agarose products of separation media. Bao Sai engages in research, development, manufacture and distribution of biological separation medium products which are used to separate and purify biosynthetic products, particularly pharmaceuticals, from natural sources such as animal or plant tissue or fermentation broth, including the recycling of salvageable components and the proper treatment and disposal of waste.

Biological separation medium products are integral to the production of pharmaceuticals such as antibiotics, hormones (e.g. insulin and human growth hormone), antibodies, and vaccines; antibodies and enzymes used in diagnostics; industrial enzymes; and natural fragrance and flavor compounds. Biological separation medium refers to the separation and purification of biological products and natural medicines, which is a core technology of the biotechnology industry. Such technology has been widely used for producing antibiotic products, Genetic Recombinant Medicine, the Gene Chip, bacteria production, diagnostic reagents and biochemical products. In addition to the biotechnology industry, such separation technology also has wide applications, including the environmental protection, chemical and pharmaceutical industries and has applications for Chinese medicine.

Until 2009, Bao Sai’s operations had consisted of bio-extraction and development of new products. In 2010, based on the separation media, our new products developed from traditional biochemical products were media derivatives. In 2011, Bao Sai successfully developed the following bio-separation media civil products: Anti-virus Mask, Functional Medium Cigarette Holder and Water Purifier (including Multimedia Water Purifier and Reverse Osmosis Water Purifier). The Company is in the process of applying for patents for these new products in China and complying with relevant approval procedures. After the approval procedures are finished, the Company will find manufacturers and distributors.

The water filtration products combine the media products to create a product that to purify water for human consumption. A limited number of water filtration products are being tested.  The Company expects to produce the separation medium and use a manufacturer to make and assemble the machine.  The environmental certificate for the products has been accepted,.  The products have been sent to the national testing center for the test of functionality and safety. We will market the products after passing the test and getting the Sanitation License.  We intend to begin marketing the product in 2012 but do not anticipate substantial revenue until 2013.

With respect to the Functional Medium Cigarette Holder, we are going to apply for two patents.  We have submitted the required information for the patents prosecution, which is in the process of review by the approval authority. The product has been test marketed on a limited basis. We are using the test sale to analyze the potential market.  After reviewing the data we may improve our product to create better returns for the Company once it is commercialized. .

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

The operations of Bao Sai are in the development stage and most of its efforts are focused on the research and development of new pharmaceutical and agricultural medium products, and planning to market these products.  In 2011, Bao Sai spent approximately $30,422 in research and development of new biological separation medium products and new medicine. Most of the money was used for the development of bio-separation media derivatives.

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

We are divided into six departments, including administration, marketing, facility management, network, R&D center and finance. As of December 31, 2011, we had 64 full-time employees, with 27 in New Century and 37 in Bao Sai.  All our employees are employed on a full-time basis. No one is involved in any labor disputes. We believe that our relations with our employees are good.

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

Tangdu Hospital accounts for over 80 % of our revenues and all our gross profit in fiscal year 2011.   We may lose Tangdu Hospital as a significant customer if the existing contract expires without being extended, renewed, renegotiated or replaced or is terminated by Tangdu Hospital prior to expiration, to the extent such early termination is permitted by the contract. If we lose Tangdu Hospital as a customer or the business suffers adverse development, our financial condition will be materially and adversely affected.

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

We may be exposed to potential risks relating to our internal controls over financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. We have established disclosure controls and procedures effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2011. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

We may be unable to secure the government licenses that are necessary for us to engage in the sale of pharmaceuticals and other products.

The manufacture and marketing of pharmaceuticals and other related products is highly regulated in China.  Prior to marketing any pharmaceutical products, we are required to satisfy several government protocols, and receive several licenses from the national and local governments.  Obtaining these licenses can be expensive and it is usually time consuming.  If we are unable to obtain the necessary licenses when we need to have them, our business plan will be delayed.  If the delays prevent us from generating positive cash flow or introducing a significant number of products, our business may fail.

We may have difficulty defending our intellectual property rights from infringement which may undermine our competitive position.

We have been designing and developing new technology. We rely on a combination of patent applications, trade secret laws, and restrictions on disclosure to protect our intellectual property rights. There can be no assurance that our patent applications will be approved or that the patents will be strong enough to provide meaningful protection for our operations.

The SFDA’s approval of products is uncertain.

Before obtaining the approvals of SFDA for the sale of certain products (including medicines we are developing with XiAn Jiao Tong University R&D Center for Natural Chinese Medicine and Engineering), our product cannot get into the clinical trials. We cannot be assured that our new products can receive the approval from SFDA.

Currency conversion and exchange rate volatility could adversely affect our financial condition and the value of our common stock.

The PRC government imposes control over the conversion of Renminbi, or RMB, into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of RMB into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in China. Conversion of RMB into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in China, including FIEs, which require foreign exchange for transactions relating to current account items, if within a certain limited amount may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Between 1994 and 2004, the exchange rate for RMB against the U.S. dollar remained relatively stable, most of the time in the region of approximately RMB8.28 to US$1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the RMB against a number of currencies, rather than just the U.S. dollar. As our operations are primarily in China, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues, financial condition and the value of our common stock. For example, to the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of this currency against the U.S. dollar could have a material adverse effect on our business, financial condition, results of operations and the value of our common stock. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Our assets are located in China, any dividends or proceeds from liquidation are subject to the approval of the relevant Chinese government agencies.

Our assets are located inside China. Under the laws governing FIEs in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment or liquidation.

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

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to fund our business activities outside China or to pay dividends to our shareholders.

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

We also rent an operating office for New Century at Xi An Shi Gao Xin Qu Keji 2 Lu 68 Hao, Xi An Ruanjian Yuan C Zuo 2401 Shi, at an annual rent of $2,231.  These two spaces are adequate for our present and planned future operations.

Item 3.  Legal Proceedings

None

Item 4.  Reserved

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

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by OTCQB and OTC Bulletin Board. Trading in our Common Stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and do not necessarily reflect actual transactions. Set forth below is the range high and low bid information for our Common Stock for each quarter of the years ended December 31, 2011 and 2010.

	High	Low
2011
Quarter Ended March 31, 2011	$1.18	$0.58
Quarter Ended June 30, 2011	$1.50	$0.99
Quarter Ended September 30, 2011	$1.60	$0.12
Quarter Ended December 31, 2011	$0.88	$0.51

2010
Quarter Ended March 31, 2010	$0.30	$0.05
Quarter Ended June 30, 2010	$0.50	$0.23
Quarter Ended September 30, 2010	$0.51	$0.25
Quarter Ended December 31, 2010	$0.70	$0.47

As of March 22, 2012, the closing price of our Common Stock was $0.57 per share.

As of March 22, 2012 there were 3,078 stockholders of record of our Common Stock. Our registrar and transfer agent is Securities Transfer Corporation located at 2591 Dallas Parkway Suite 102, Frisco Texas 75034. Their telephone number is (469) 633-0101.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans.

The Board of Directors has authorized and GFRP has established the 2002 Incentive and Non-qualified Stock Option Plan (the “Plan”) under which GFRP may grant to employees, officers, directors, attorneys, consultants or other advisers of the Company or affiliated companies up to 10,000,000 shares of GFRP’s common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of December 31, 2011, no options or shares have been granted under the Plan.  A copy of the Plan is filed as an exhibit to our Form S-8 filed with the Commission in June 19, 2002.

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

New Century

New Century is a medical equipment investment management company, which mainly engages in investment and management of cancer treatment equipment and provides comprehensive services for customers with advanced radiology and oncology equipment. New Century currently owns three different devices used for radiological imaging for the brain and body and cancer treatment. The Company’s medical equipment is used in Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”). The cases processed in the Center averaged 278 cases per month in 2011, 292 cases per month in2010.  For the year ended December 31, 2011, the Center accounted for $3,721,276, or 80% of the Company’s revenues.  See “Business – Overview of Business”.

New Century entered into its relationship with Tangdu Hospital on February 2, 2006, when it accepted the rights and responsibilities previously held by Masep Medical Science & Technology Development (Shenzhen) Co., Ltd. (“Masep”) which Masep undertook pursuant to the “Cooperation Establishment of ‘Tangdu Gamma Knife Therapeutic Center’ Agreement” by and between Masep and Tandgu Hospital, dated May 18, 2001, as amended (the “Tangdu Agreement”). Pursuant to the terms of the Tangdu Agreement, New Century received sixty percent (60%) of the profits generated by the Center during 2011. New Century’s profit sharing percentage decreases over the term of the Tangdu Agreement, which is sixteen years from the date that the Center opened in January 2002. The respective profit sharing ratios through the expiration of the agreement in 2017 are as follows:

1.	From January 2012 through December 2014, 60% to New Century;

2.	From January 2015 through December 2017, 50% to New Century.

Pursuant to the Tangdu Agreement, New Century has the power to appoint the Director of the Center.

The Center runs at full capacity and the existing equipment capacity cannot meet the requirements of patients. In order to benefit from the improved technology of medical equipment and to keep our competitive advantage in this medical market, New Century purchased a set of PET-CT cancer examination equipment, which is amongst the most advanced cancer examination equipment in the world.  On June 21, 2011, New Century entered into the Supplemental Agreement to cooperate in exploiting the business opportunity of the PET-CT equipment (“Supplementary Agreement”). Pursuant to the Agreement, the Company agreed to provide a new set of medical equipment and the Hospital agreed to jointly operate this equipment at the existing medical center. The purchase price of this medical equipment is approximately $4,332,000 (equal to RMB28 million). The Company agreed to acquire the medical equipment in lieu of accounts receivable due from the Hospital and the Hospital agreed to make the order and payment of the medical equipment in accordance with their need and specification. In return, New Century and Tangdu Hospital agreed that the cooperation period of PET-CT is six years, commencing January 2012. The profit sharing ratio during the PET-CT cooperation period will be 7:3, with New Century receiving 70% of the profits. , The PET-CT equipment was installed in December 2011 and commenced limited operation in January 2012 as some supplemental equipment is still being tested.

Upon the expiration of the Tangdu Agreement and Supplementary Agreement, the Tangdu Hospital has an option to purchase the equipments subject to the Tangdu Agreement and Supplementary Agreement for fifty percent of its residual value.

With our competitive facilities, services, and the reputation of Tangdu Hospital in Northwest China including Shaan Xi province and four other adjacent provinces, our medical center business has good growth potential.  New Century intends to expand the operation by investing in an additional tumor therapy center or hospitals and a modernized tumor institute. However, the Company needs additional capital to finance its expansion plans for PET-CT.  The Company does not have a commitment for such additional capital and there is no assurance such capital can be obtained on terms acceptable to the Company.

Bao Sai

Bao Sai is authorized by the Chinese government to research, invent, manufacture and sell biological separation medium products. We have the technology and facilities for the separation and purification of biological products and natural medicines and manufactures the agarose products of separation media.

Biological separation medium refers to the separation and purification of biological products and natural medicines, which is a core technology of biotechnology Industry. Such technology has been widely used in the producing of antibiotic products, Genetic Recombinant Medicine, the Gene Chip, bacteria production, diagnoses reagent and biochemical products. In addition to the biotechnology industry, such separation technology also has wide applications, including the environmental protection, chemical and pharmaceutical industries and has applications for Chinese medicine

The operations of Bao Sai are in the development stage and most of its efforts are focused on the research and development of new pharmaceutical and biological medium products, and we intend to market these products when development is complete and any required certifications are received.  In 2011, the Company has successfully developed  several new product using the separation technology, a Functional Medium Cigarette Holder  and two Water Purifiers (including Multimedia Water Purifier and Reverse Osmosis Water Purifier)..  See “Business – Overview of Business.”   .  In 2011, Bao Sai spent approximately $30,422 in research and development of new biological separation medium products and new medicine. Most of the money was used to the development of bio-separation media civil products.  We also expect progress on our other research projects to create more civil products.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net revenue increased from $4,361,556for the year ended December 31, 2010 to $4,674,289 for the year ended December 31, 2011, with an increase of 7.17%. This increase was attributed primarily to the increased revenues, with $84,117 from the product sales of Bao Sai and $240,121from technology service operated by Bao Sai.

Our operating expenses increased from $720,556 in 2010 to $722,100 in 2011. The increase is mainly attributable to depreciation and amortization, which increased $16,753 and recovery from uncollectible receivables, which decreased $106,042. As well, general and administrative expenses also decreased from $801,819 in 2010 to $680,568 in 2011, a decline of 121,251 or 15_%. The decrease of general and administrative expenses is mainly attributable to the decrease in allowance for doubtful debts on other receivables as there was no provision for 2011 but there was approximately $256,000 incurred in 2010,wich is partly offset by the increase in salary expense of $24,000 and property tax of $96,000 related to the building owned by Bao Sai.

Net income attributable to the Company decreased from net income of $2,445,710 for the year ended December 31, 2010 to net income of $1,970,850 for the year ended December 31, 2011. The decrease is mainly attributable to the increase of cost of revenue. The total cost of revenue increased from $674,182 in 2010 to $1,221,931 in 2011, an increase of $547,749 or81%, mainly attributable to a repair and maintenance expense incurred for medical equipment of $417,603.

As of December 31, 2011, our property, plant and equipment, was $11,097,390, with an increase of $4,140,117 from $6,957,273 as of December 31, 2010. The increase is mainly attributed from the purchase of new PET-CT medical equipment. On the other hand, accounts receivable declined because the payment for the new medical equipment is in lieu of accounts receivable due from Tangdu Hospital.

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

Liquidity and Capital Resources

  Net Cash Provided By Operating Activities.

For the fiscal year ended December 31, 2011, net cash provided by operating activities was $480,961, which consisted primarily of net income of $2,057,347, depreciation of $844,305, loss on disposal of plant and equipment of $9,941, a decrease in inventories and prepayments and other current assets of $31,179 and $200,624, respectively, an increase in accounts payable and income tax payable of $15,085 and $6,670, respectively, and net-off by recovery from allowance for doubtful accounts, uncollectible accounts and inventory allowance in aggregate of $221,209, an increase in accounts receivable of $2,305,637 (in which $3,098,661 was in lieu of the purchase of new medical equipment), and a decrease in other payables and accrued liabilities of $157,334.

For the fiscal year ended December 31, 2010, net cash provided by operating activities was $2,442,542, which consisted primarily of net income of $2,536,334, depreciation of $773,398, a decrease in inventories of $23,461, an increase in income tax payable of $13,003 and net-off by recovery from allowance for doubtful accounts and inventory allowance in aggregate of $218,211, an increase in accounts receivable and prepayments and other current assets of $498,137 and $110,801, respectively and a decrease in accounts payable and other payables and accrued liabilities of $64,248 and $12,275, respectively.

  Net Cash Used in Investing Activities.

  For the fiscal year ended December 31, 2011, net cash used in investing activities was $303,344, which primarily attributable to proceeds from disposal of plant and equipment of $3,099 and payment on purchase of plant and equipment of $306,443.

  For the fiscal year ended December 31, 2010, net cash used in investing activities was $514,572, all of which was attributable to repayments from an unconsolidated affiliate of $255,947 and payment for purchase of plant and equipment of $770,519.

  Net Cash Used in Financing Activities.

  For the fiscal years ended December 31, 2011 and 2010, net cash used in financing activities was $31,829 and $1,690,426, respectively, all of which was attributable to repayment to a related party.

Non-Cash Investing Activities

  For the fiscal year ended December 31, 2011, a non-cash transaction of $3,098,661 incurred for the purchase of a set of PET-CT medical equipment.

Working Capital

Our working capital is $(1,184,773) as of December 31, 2011, compared to $674,622 as of December 31, 2010. The decree is mainly attributable to decrease in accrued liabilities and other payables as a result of the remaining payables of $1,259,386 for the purchase of new PET-CT medical equipment.

Stockholder’s equity

Stockholder’s equity increased from $6,961,268 as of December 31, 2010 to $9,206,787 as of December 31, 2011. In addition, our principal shareholder, Mr. Guo Li’an, made a loan to fund our operations. As of December 31, 2011, the balance of the loan was $521,790, which was unsecured, interest-free and repayable on demand.

We have a 75% equity interest in Medicine but Medicine is no longer consolidated as it discontinued operations in 2007.  We recovered $0 and $255,947 from this unconsolidated affiliate for the years ended December 31, 2011 and 2010, respectively.

We have two business segments – the Cancer Diagnosis and Treatment Center at Tangdu Hospital and the biological separation medium and the biological extraction business. We are dependent on the continued success of the operations at the cancer diagnostic and treatment business to continue our operations. In 2011, the cancer treatment business accounted for $3,721,276 or80% of our revenue and generated $1,752,390 of net income.  The biological separation medium and extraction business generated $953,013 of revenue in 2011 as compared to $628,775 in 2010.

In addition, as of December 31, 2011 and 2010, allowance for doubtful accounts receivable was $497,292 and $537,812, respectively. The inability to collect more outstanding receivables can aversely affect our operations.  Tangdu Hospital accounted for all of the revenues from the cancer diagnosis and treatment center and $441,144 of accounts receivable as of December 31, 2011.

Liquidity Analysis

	December 31, 2011	December 31, 2010
Working Capital	$(1,184,773)	$674,622
Stockholders’ Equity	$9,206,787	$6,961,268
Total Liabilities	$3,122,677	$1,861,052

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2011, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2011.

Impact of Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-28 regarding the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance clarifies the steps to be performed to determine whether goodwill has been impaired and addresses the steps for reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2010. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 regarding fair value measurements and disclosures. This new guidance clarifies the application of existing fair value measurement guidance and revises certain measurement and disclosure requirements to achieve convergence with International Financial Reporting Standards. This guidance is effective for the first interim or annual period beginning after December 15, 2011. In the period of adoption, the Company will include the required disclosures in its filings and believes the adoption will have no impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 regarding the presentation of comprehensive income. This new guidance amends the previous application of comprehensive income and the requirements regarding presentation in the financial statements. It requires the disclosure of the components of comprehensive income, which the Company currently discloses in other sections of its filings, to be presented as part of one statement of comprehensive income, or as a separate statement of comprehensive income following the statement of earnings. In December 2011, the FASB issued ASU No. 2011-12 which temporarily defers those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2011. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 regarding disclosures about offsetting assets and liabilities. This new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

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

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Inflation in China has recently increased substantially. The inflation rate in China was reported at 4.1 percent in December 2011. These factors have led to the adoption by the Chinese government, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Price inflation can affect our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if we are unable to pass along raw material price increases to customers. Similarly, the cost of the ongoing construction of our new facility and the installation of our equipment may increase as a result of these recent inflationary trends, which are expected to continue in the near future. Accordingly, inflation in China may weaken our competitiveness domestically or in international markets.

Item 8.   Financial Statements

GFR PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GFR Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of GFR Pharmaceuticals, Inc. and its subsidiaries (“the Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, cash flows and changes in equity for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ HKCMCPA Company Limited
HKCMCPA Company Limited
Certified Public Accountants

Hong Kong, China
March 22, 2012

Unit 602, 6/F., Hoseinee House, 69 Wyndham Street, Central, Hong Kong
Tel: (852) 2573 2296     Fax: (852) 2384 2022    http://www.hkcmcpa.us

GFR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$460,883	$300,716
Accounts receivable, net	532,167	1,245,616
Inventories, net	31,067	35,062
Prepayments and other current assets	61,272	135,226
Operating lease prepaid, current portion	7,806	7,499

Total current assets	1,093,195	1,724,119

Property, plant and equipment, net	11,097,390	6,957,273
Operating lease prepaid, non-current portion	138,879	140,928

TOTAL ASSETS	$12,329,464	$8,822,320

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$44,370	$27,903
Amount due to a related party	521,790	439,267
Income tax payable	202,473	188,016
Other payables and accrued liabilities	1,509,335	394,311

Total current liabilities	2,277,968	1,049,497

Long-term liabilities:
Loss in excess of investment in an unconsolidated affiliate	844,709	811,555

TOTAL LIABILITIES	3,122,677	1,861,052

Commitments and contingencies

Equity:
GFR Pharmaceuticals, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 shares issued and outstanding, respectively	42,080	42,080
Additional paid-in capital	3,712,120	3,712,120
Accumulated other comprehensive income	501,866	313,694
Statutory reserve	1,002,635	800,309
Retained earnings	3,258,589	1,490,065
Total GFR Pharmaceuticals, Inc. stockholders’ equity	8,517,290	6,358,268
Non-controlling interest	689,497	603,000
Total equity	9,206,787	6,961,268

TOTAL LIABILITIES AND EQUITY	$12,329,464	$8,822,320

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2011	2010
Revenues, net:
Service revenue	$4,519,023	$4,290,407
Product sales	155,266	71,149
Total revenues, net	4,674,289	4,361,556

Cost of revenue (inclusive of depreciation):
Cost of service	1,083,756	639,473
Cost of products	138,175	34,709
Total cost of revenue	1,221,931	674,182

Gross profit	3,452,358	3,687,374

Operating expenses:
Depreciation and amortization	236,904	220,151
Recovery from uncollectible accounts	(195,372)	(301,414)
General and administrative	680,568	801,819
Total operating expenses	722,100	720,556

Income from operations	2,730,258	2,966,818

Other income:
Interest income	1,510	1,614
Recovery from an unconsolidated affiliate	-	255,947
Total other income	1,510	257,561

Income before income taxes	2,731,768	3,224,379

Income tax expense	(674,421)	(688,045)

NET INCOME	2,057,347	2,536,334

Less: net income attributable to non-controlling interest	(86,497)	(90,624)

Net income attributable to GFR Pharmaceuticals, Inc.	$1,970,850	$2,445,710

Net income per share – Basic and diluted	$0.05	$0.06
Net income per share attributable to GFRP Pharmaceuticals, Inc.	$0.05	$0.06

Weighted average common shares outstanding – Basic and diluted	42,079,940	42,079,940

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2011	2010
Cash flows from operating activities:
Net income attributable to GFR Pharmaceuticals, Inc.	$1,970,850	$2,445,710
Net income attributable to non-controlling interest	86,497	90,624
Consolidated net income	2,057,347	2,536,334
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	844,305	773,398
Loss on disposal of plant and equipment	9,941	-
Recovery of allowance for doubtful accounts	(40,778)	(170,929)
Recovery from uncollectible accounts	(154,594)	-
Recovery of inventory allowance	(25,837)	(47,282)
Change in operating assets and liabilities:
Accounts receivable	(2,305,637)	(498,137)
Inventories	31,179	23,461
Prepayments and other current assets	200,624	(110,801)
Accounts payable	15,085	(64,248)
Income tax payable	6,670	13,003
Other payables and accrued liabilities	(157,344)	(12,257)

Net cash provided by operating activities	480,961	2,442,542

Cash flows from investing activities:
Repayment from an unconsolidated affiliate	-	255,947
Proceeds from disposal of plant and equipment	3,099	-
Purchase of plant and equipment	(306,443)	(770,519)

Net cash used in investing activities	(303,344)	(514,572)

Cash flows from financing activities:
Repayment to a related party	(31,829)	(1,690,426)

Net cash used in financing activities	(31,829)	(1,690,426)

Effect on exchange rate change on cash and cash equivalents	14,379	7,686

NET CHANGE IN CASH AND CASH EQUIVALENTS	160,167	245,230

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	300,716	55,486

CASH AND CASH EQUIVALENT, END OF YEAR	$460,883	$300,716

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$667,752	$675,041
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of medical equipment in lieu of accounts receivable	$3,098,661	$-

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	GFR Pharmaceuticals, Inc.
	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings (accumulated deficit)	Non-controlling interest	Total equity
	No. of shares	Amount

Balance as of January 1, 2010	42,079,940	$42,080	$3,712,120	$210,882	$595,253	$(750,589)	$512,376	$4,322,122

Foreign currency translation adjustment	-	-	-	102,812	-	-	-	102,812

Net income for the year	-	-	-	-	-	2,445,710	90,624	2,536,334

Appropriation to statutory reserve	-	-	-	-	205,056	(205,056)	-	-

Balance as of December 31, 2010	42,079,940	$42,080	$3,712,120	$313,694	$800,309	$1,490,065	$603,000	$6,961,268

Foreign currency translation adjustment	-	-	-	188,172	-	-	-	188,172

Net income for the year	-	-	-	-	-	1,970,850	86,497	2,057,347

Appropriation to statutory reserve	-	-	-	-	202,326	(202,326)	-	-

Balance as of December 31, 2011	42,079,940	$42,080	$3,712,120	$501,866	$1,002,635	$3,258,589	$689,497	$9,206,787

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

GFR Pharmaceuticals, Inc. (the “Company” or “GFRP”) was incorporated in the State of Nevada on December 18, 1996 as Laredo Investment Corp. On August 9, 2004, Laredo Investment Corp. changed its name to GFR Pharmaceuticals, Inc.

The Company, through its subsidiaries, mainly engages in a joint operation of a Positive Emission Tomography (“PET”) Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center, also the research and development of extraction process and trading of pharmaceutical and hygiene products in Xian City, Shaanxi Province in the People’s Republic of China (the “PRC”).

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered share capital	Effective interest held

Xi'an Hua Long Yu Tian Scientific and Technological Industry Co., Ltd. (“Hua Long”)	The PRC, a limited liability company	Investment holding	RMB1,500,000	100%

New Century Scientific Investment Ltd. (“New Century”)	The PRC, a limited liability company	Operator of medical clinic in the PRC	RMB30,000,000	95%

Xi’an Jiaoda Bao Sai Bio-Technology Co., Ltd (“Bao Sai”)	The PRC, a limited liability company	Research and development of extraction process and trading of pharmaceutical products in the PRC	RMB60,000,000	96.77%

GFRP and its subsidiaries are hereinafter referred to as (the “Company”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

·	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

·	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

·	Basis of consolidation

The consolidated financial statements include the accounts of GFRP and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

·	Equity method of accounting

Under Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC 810”), consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owner. From May 1, 2007, GFRP’s subsidiary Medicine ceased business and leased out its business license. Accordingly, GFRP deconsolidated Medicine and accounted for Medicine under the equity method of accounting.

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

As a result of deconsolidation under ASC 810 and the application of the equity method under ASC 323, GFRP had a negative basis in its investment in Medicine, the Equity Investee, because the subsidiary generated significant losses and inter-company liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in an unconsolidated affiliate” is reflected as a single amount on the Company’s consolidated balance sheet as approximately $844,709 and $811,555 as of December 31, 2011 and 2010, respectively.

Since Medicine’s results are no longer consolidated and GFRP believes that it is not obligated to fund future operating losses at Medicine, any adjustments reflected in Medicine’s financial statements subsequent to May 1, 2007 are not expected to affect the results of operations of GFRP.

·	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

·	Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2011 and 2010, the allowance for doubtful accounts was $497,292 and $537,812, respectively.

·	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2011 and 2010, the inventory allowance was $637,299 and $640,871, respectively.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

·	Property, plant and equipment

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

·	Operating lease prepaid

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may grant the right to use the land for a specified period of time. Thus, all of the Company’s lands in the PRC are considered operating lease prepaid. Operating lease prepaid is amortized on a straight-line basis over the lease term of 50 years.

The lease expense on prepaid operating lease for the years ended December 31, 2011 and 2010 was $7,682 and $7,248, respectively. As of December 31, 2011, the estimated annual amortization of the prepaid operating lease for the next five years and thereafter is as follows:

Years ending December 31:
2012	$7,806
2013	7,806
2014	7,806
2015	7,806
2016	7,806
Thereafter	107,655

Total:	$146,685

·	Impairment of long-lived assets

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

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

·	Revenue recognition

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

The Company recognizes revenue from the sale and trading of pharmaceutical and hygiene products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) under the PRC tax law which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for sales returns for the years ended December 31, 2011 and 2010.

(c)	Technical service income

The Company provides technical service based upon the customer’s specifications in a term of three years on a monthly fixed-rate basis. The Company recognizes its monthly service fee over the service period.

(d)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

·	Cost of service

Cost of service consists primarily of depreciation of operating equipment and direct labor which are directly attributable to the rendering of medical and technical service.

·	Cost of products

Cost of products consists primarily of purchase cost of extractions, subcontracting cost, direct labor and other overheads, which are directly attributable to the extraction and trading of pharmaceutical materials and hygiene products. Shipping and handling cost, associated with the distribution of finished products to the customers, are borne by the customers.

·	Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. No advertising expense was incurred for the years ended December 31, 2011 and 2010.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

·	Research and development

Research and development costs are expensed when incurred in the development of new processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $29,145 and $22,225 of such costs for the years ended December 31, 2011 and 2010.

·	Income taxes

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

For the years ended December 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the year ended December 31, 2011, the Company filed and cleared 2010 tax return with its local tax authority in the PRC.

·	Net income per share

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

·	Comprehensive income

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

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2011	2010

Net income	$2,057,347	$2,536,334

Other comprehensive income:
- Foreign currency translation gain	188,172	102,812

Comprehensive income	$2,245,519	$2,639,146

·	Foreign currencies translation

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	2011	2010
Year-end RMB:US$1 exchange rate	6.3523	6.6118
Annual average RMB:US$1 exchange rate	6.4544	6.7788

·	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operations and comprehensive income as and when the related employee service is provided.

·	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

·	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2011 and 2010, the Company operates in two reportable segments: Medical Business and Extraction Business in PRC.

·	Fair value of financial instruments

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivable, prepayments and other current assets, accounts payable, amount due to a related party, income tax payable, other payables and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

·	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

·	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and; and

·
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

·	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-28 regarding the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance clarifies the steps to be performed to determine whether goodwill has been impaired and addresses the steps for reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2010. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 regarding fair value measurements and disclosures. This new guidance clarifies the application of existing fair value measurement guidance and revises certain measurement and disclosure requirements to achieve convergence with International Financial Reporting Standards. This guidance is effective for the first interim or annual period beginning after December 15, 2011. In the period of adoption, the Company will include the required disclosures in its filings and believes the adoption will have no impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 regarding the presentation of comprehensive income. This new guidance amends the previous application of comprehensive income and the requirements regarding presentation in the financial statements. It requires the disclosure of the components of comprehensive income, which the Company currently discloses in other sections of its filings, to be presented as part of one statement of comprehensive income, or as a separate statement of comprehensive income following the statement of earnings. In December 2011, the FASB issued ASU No. 2011-12 which temporarily defers those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2011. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

In December 2011, the FASB issued ASU No. 2011-11 regarding disclosures about offsetting assets and liabilities. This new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

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

Accounts receivable consisted of the following:

	As of December 31,
	2011	2010

Accounts receivable, at original cost	$1,071,565	$1,803,273
Less: allowance for doubtful accounts	(497,292)	(537,812)
Less: foreign translation difference	(42,106)	(19,845)

Accounts receivable, net	$532,167	$1,245,616

For the years ended December 31, 2011 and 2010, the Company provided no further allowance for doubtful accounts.

For the years ended December 31, 2011 and 2010, the Company recovered $40,778 and $170,929 of allowance for doubtful accounts, respectively.

4.	INVENTORIES, NET

Inventories consisted of the following:

	As of December 31,
	2011	2010

Raw materials	$15,729	$13,607
Work-in-process	-	19,640
Finished goods	679,311	664,951
	695,040	698,198
Less: inventory allowance	(637,299)	(640,871)
Less: foreign translation difference	(26,674)	(22,265)

Inventories, net	$31,067	$35,062

For the year ended December 31, 2011 and 2010, the Company recovered $25,837 and $47,282 from inventory allowance.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

5.	PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	As of December 31,
	2011	2010

VAT receivable	$-	$1,601
Advances to employees	49,186	79,843
Prepaid operating expenses	12,086	53,782
	$61,272	$135,226

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2011	2010

Buildings	$1,926,972	$1,863,446
Plant and equipment	12,631,861	8,071,246
Motor vehicles	93,137	263,070
Furniture, fixture and equipment	174,486	162,616
Leasehold improvement	308,759	44,256
Foreign translation difference	509,699	347,887
	15,644,914	10,752,521
Less: accumulated depreciation	(4,383,038)	(3,676,681)
Less: foreign translation difference	(164,486)	(118,567)

Property, plant and equipment, net	$11,097,390	$6,957,273

Depreciation expense for the years ended December 31, 2011 and 2010 were $836,623 and $766,083 respectively, of which $607,399 and $553,247 were include in cost of revenue.

On June 21, 2011, the Company and the Hospital entered into a supplementary agreement (the “Agreement”) in connection with the expansion plan at the medical center. Pursuant to the Agreement, the Company agreed to provide a new set of medical equipment and the Hospital agreed to jointly operate this equipment at the existing medical center. The purchase price of this medical equipment is approximately $4,332,000 (equal to RMB28 million). The Company agreed to acquire the medical equipment in lieu of accounts receivable due from the Hospital and the Hospital agreed to make the order and payment of the medical equipment in accordance with their need and specification. In return, both parties mutually agreed to share net revenues generated from services rendered, on a monthly basis, when earned, at their net realizable amounts from patients for services rendered at contractually established billing rates, after deducting the total operating cost of the center, in a term of 6 years, commencing from January 2012. At the expiry of 6 years, the Hospital has an option to purchase the medical equipment used in the center at 50% of their residual values.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.	AMOUNT DUE TO A RELATED PARTY

As of December 31, 2011 and 2010, a balance of $521,790 and $439,267 due to a major shareholder, Mr. Li’an Guo represented temporary advances to the Company which was unsecured, interest-free and repayable on demand.

8.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of December 31,
	2011	2010

Business tax payable	$22,076	$102,054
Government levy payable	2,698	8,085
Value-added tax payable	6,568	-
Salaries and welfare payable	91,362	91,890
Advances from employees	21,268	22,862
Payable on equipment purchase	1,259,386	-
Advances from customers	38,726	-
Accrued operating expenses	67,251	169,420
	$1,509,335	$394,311

9.	INVESTMENT IN AN UNCONSOLIDATED AFFILIATE

The Company has a 75% equity interest in Xi’an Bao Sai Medicine Co., Ltd (“Medicine”), through Bai Sai, which is registered as a limited liability company in the PRC. Medicine ceased business in 2007 and leased out its business license. Thus, the Company does not have control on the policy decisions in Medicine; and accordingly, investment in Medicine is accounted for under the equity method.

As of December 31, 2011 and 2010, the investment in an unconsolidated affiliate is presented as follows:

	As of December 31,
	2011	2010

Investment in Medicine at the date of acquisition	$106,804	$106,804
Amount due from Medicine	782,297	751,593
Less: allowance for doubtful accounts	(782,297)	(751,593)
Share of accumulated losses in Medicine	(870,823)	(870,823)
Foreign translation difference	(80,690)	(47,536)

Loss in excess of investment in an unconsolidated affiliate	$(844,709)	$(811,555)

For the years ended December 31, 2011 and 2010, the Company received $0 and $255,947, respectively from Medicine as recovery from an unconsolidated affiliate and recorded as “other income” in the statement of operations.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

10.	INCOME TAXES

For the years ended December 31, 2011 and 2010, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Years ended December 31,
	2011	2010
Tax jurisdiction from:
– Local	$-	$-
– Foreign	2,731,768	3,224,379

Income before income taxes	$2,731,768	$3,224,379

The provision for income taxes consisted of the following:

	Years ended December 31,
	2011	2010
Current:
– Local	$-	$-
– Foreign	674,421	688,045

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$674,421	$688,045

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

The PRC

Under the Corporate Income Tax Law of the People’s Republic of China, the Company’s subsidiaries in the PRC are subject to the unified statutory income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2011 and 2010 is as follows:

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2011	2010

Income before income taxes from PRC operation	$2,731,768	$3,224,379
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	682,942	806,095

Net operating loss not recognized as deferred tax assets	1,272	1,559
Recovery from allowance of doubtful accounts not recognized as deferred taxes	(38,371)	(74,158)
Non-deductible items	28,578	(45,451)

Income tax expense	$674,421	$688,045

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$376,258	$388,689
Allowance for doubtful accounts	761,461	779,103
Total deferred tax assets	1,137,719	1,167,792
Less: valuation allowance	(1,137,719)	(1,167,792)

Deferred tax assets	$-	$-

As of December 31, 2011, the Company incurred $1,505,033 of aggregate cumulative operating losses carryforwards available to offset its taxable income for PRC income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $1,137,719 on the expected future tax benefits from the net operating loss carryforwards and allowance for doubtful accounts as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2011, the valuation allowance decreased by $30,073 primarily relating to the recovery from allowance for doubtful accounts.

11.	NET INCOME PER SHARE

Basic net income per share is computed using the weighted-average number of the common share outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net income per share. The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2011 and 2010:

	Years ended December 31,
	2011	2010

Net income	$2,057,347	$2,536,334
Net income attributable to GFR Pharmaceuticals, Inc.	$1,970,850	$2,445,710

Weighted average common shares outstanding	42,079,940	42,079,940

Net income per share – Basic and diluted	$0.05	$0.06
Net income per share attributable to GFR Pharmaceuticals, Inc. – Basic and diluted	$0.05	$0.06

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

12.	SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

·	Medical Business – joint operation of PET Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center in the PRC; and

·	Extraction Business – provision of extraction service and distribution of extracted pharmaceutical and hygiene products.

The Company operates these segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the years presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2011 and 2010. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

Summary of financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2011 and 2010:

	Year ended December 31, 2011
	Medical Business	Extraction Business	Total
Operating revenue from external customers:
Service revenue	$3,721,276	$797,747	$4,519,023
Product sales	-	155,266	155,266
Total revenues, net	3,721,276	953,013	4,674,289
Cost of revenue	(986,288)	(235,643)	(1,221,931)

Gross profit	$2,734,988	$717,370	$3,452,358

Depreciation and amortization	$610,206	$234,099	$844,305
Net income	1,752,390	304,957	2,057,347
Expenditure for long-lived assets	$3,126,828	$278,276	$3,405,104

	Year ended December 31, 2010
	Medical Business	Extraction Business	Total
Operating revenue from external customers:
Service revenue	$3,732,781	$557,626	$4,290,407
Product sales	-	71,149	71,149
Total revenues, net	3,732,781	628,775	4,361,556
Cost of revenue	(576,001)	(98,181)	(674,182)

Gross profit	$3,156,780	$530,594	$3,687,374

Depreciation and amortization	$576,278	$197,120	$773,398
Net income	2,017,534	518,800	2,536,334
Expenditure for long-lived assets	$59,008	$711,511	$770,519

For the years ended December 31, 2011 and 2010, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

13.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. They are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $25,911 and $22,916 for the years ended December 31, 2011 and 2010, respectively.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
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

For the years ended December 31, 2011 and 2010, the Company made appropriations of $202,326 and $205,056 to statutory reserve, respectively.

15.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)      Major customers

For the years ended December 31, 2011 and 2010, the customer who accounted for 10% or more of the Company’s revenues, are presented as follows:

	Year ended December 31, 2011		December 31, 2011
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$3,721,277	80%	$441,144
Customer B	765,956	16%	62,969
Total:	$4,487,233	96%	$504,113

	Year ended December 31, 2010		December 31, 2010
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$3,732,783	86%	$1,169,993
Customer B	557,626	12%	75,622
Total:	$4,290,409	98%	$1,245,615

(b)      Major vendors

For the year ended December 31, 2011, the vendor who accounted for 10% or more of the Company’s purchases, are presented as follows:

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2011		December 31, 2011
	Purchases	Percentage of purchase	Accounts payable
Vendor A	$45,145	59%	$-
Vendor B	16,728	22%	-
Total:	$61,873	81%	$-

For the year ended December 31, 2010, the vendor who accounted for 10% or more of the Company’s purchases, are presented as follows:

	Year ended December 31, 2010		December 31, 2010
	Purchases	Percentage of purchase	Accounts payable
Vendor A	$19,918	40%	$-
Vendor B	4,426	10%	-
Total:	$24,344	50%	$-

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
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

16.	COMMITMENTS AND CONTINGENCIES

The Company is committed to an office space under a non-cancelable operating lease agreement with a term of 2 years with fixed monthly rentals, expiry in June 2013. Total rent expenses for the years ended December 31, 2011 and 2010 was $2,231 and $2,124, respectively. As of December 31, 2011, the Company has $3,331 of future minimum rental payments due under the non-cancelable operating lease agreement in the next twelve months.

17.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2011 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in ‘Internal Control – Integrated Framework’. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.

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

There were no changes in our internal controls over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

DIRECTORS AND OFFICERS

Name	Age	Position	Period In Office

Zhao Yan Ding	38	Chief Executive Officer &	January 2008 - Present
		Director

Zhong Ya Li	32	Chief Financial Officer &	January 2008 - Present
		Director

Wang Li An	48	Director	September 2006 - Present

The following is a summary of the business experience and other biographical information with respect to each of the Company’s officers and directors listed in the above-referenced table.

Zhao Yan Ding – Chief Executive Officer and Director

Mr. Zhao Yan Ding, our Chief Executive Officer and Director is 38 year old.  He holds a master’s degree as a senior engineer. He worked for Xi'an Herbal Medicine Company in the Administration and Marketing Department from 1997 to 2001, and gained the honor of advanced staff within two years. In 2001, he took a position with Xi'an Rising Bio-sep Bio-technique Co., Ltd. in the Researches & Production Department.  He also worked for Zhejiang Haikang Bio-Products Co., Ltd, to set up their bio research department within company. From 2003 to the present, he has worked in Xi'an Bio-sep Bio-technique Co., Ltd. as their chief of research and the supervisor of the company. The Board believes that Mr. Zhao has the experience, qualifications, attributes and skills necessary to serve on the Board because of his extensive academic knowledge of the biotech industry and research accomplishments, the leadership and strategic direction he showed in Zhejiang Haikang Bio-Products Co., Ltd, and his unparalleled knowledge  of the Company and its business by serving the Company for seven years. Mr. Zhao is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past seven years.

Zhong Ya Li – Chief Financial Officer and Director

Ms. Zhong Ya Li, our Chief Financial Officer and Director is 32 years old.  She holds a bachelor degree in accounting.  Ms. Zhong Ya Li previously worked at Xi'an Rising Building Management Co., Ltd as a cashier and the chief accountant from 1999 to 2003. She then worked for the Xi'an Bio-sep Bio-technique Co., Ltd as their Chief Accountant. In 2006, she was promoted to Vice Chief Financial Officer of Xi'an Bio-sep Bio-technique Co., Ltd. The Board believes that Ms. Zhong has the experience, qualifications, attributes and skills necessary to serve on the Board because of her relevant experience in finance and accounting. Ms. Zhong is not a member of the Board of any other public company or any investment company, neither has she been a member of the boards of directors of such companies for the past seven years.

Wang Li An - Director

Mr. Wang Li An has been a director of the Company since September 2006 and the Chairman of the Board of Directors of New Century since March 2006. Mr. Wang has also been the Vice General Manager and Director of Bao Sai since June 2005. From July 2002 to May 2005, Mr. Wang was the Secretary of the Board of Bao Sai and was responsible for corporate finance, taxation, capital restructure, operational management, and government relations. From October 1997 to June 2002, Mr. Wang was the dean of Security Investment Department of Shanxi Rising Group Corp. and was responsible for the initial set up of the subsidiaries and capital investment. Mr. Wang graduated from Xia Men University in 1987 with a bachelor degree in Mathematics. The Board believes that Mr.  Wang has the experience, qualifications, attributes and skills necessary to serve on the Board because of his nine years of experience with the Company and his knowledge of our business. Mr. Wang is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past seven years.

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, or control persons have been involved in any of the following events during the past ten years:

·	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time; or

·	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); or

·
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

·
Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; or

·
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

·
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

Code of Ethics

We have adopted a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the “Code of Ethics”). The Code of Ethics is designed to deter wrongdoing, and to promote the following:

·	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

·
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer.

·	Compliance with applicable governmental laws, rules and regulations.

·	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code.

·	Accountability for adherence to the code.

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

Item 11.  Executive Compensation

Compensation Philosophy

Our Board of Directors has historically determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, and contributions made by the officers’ to our success.  Each of the named officers will be measured by a series of performance criteria by the board of directors, on a yearly basis.  Such criteria will be based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

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

Summary Compensation Table

The following table sets forth compensation earned by the executive officers during the three years preceding December 31, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhao Yan Ding	2011	9,198	-	-	-	-	-	-	9,198
Chief Executive	2010	8,503	-	-	-	-	-	-	8,503
Officer	2009	4,811	-	-	-	-	-	-	4,811

Zhong Ya Li,	2011	8,366	-	-	-	-	-	-	8,366
Chief Financial	2010	7,966	-	-	-	-	-	-	7,966
Officer	2009	0	-	-	-	-	-	-	0

Zhi Dong Wang,	2011	-	-	-	-	-	-	-	-
former director,	2010	-	-	-	-	-	-	-	-
former CFO &	2009	4,590	-	-	-	-	-	-	4,590
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

Stock Option Plan

The Company has established the 2002 Incentive and Non-qualified Stock Option Plan (“the Plan”) under which we may grant to employees, officers, directors, attorneys, consultants or other advisers of the Company or affiliated companies up to 10,000,000 shares of common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of December 31, 2011, no options or shares have been granted under the Plan.

Compensation of Independent Directors

The Company has no independent directors.

Employment Agreements

We have entered into written employment agreements, through our subsidiary Bao Sai, with Zhao Yan Ding, our Chief Executive Officer, and Zhang Ya Li, our Chief Financial Officer, for terms of two years from January 1, 2012 to December 31, 2013, in connection with their services for Bao Sai. For the term from January 1, 2012 to December 31, 2013, the base salaries for our officers are (based on a 6.4544 exchange rate for RMB to USD): Mr. Zhao Yan Ding, $9,295.98 per year; Ms. Zhong Ya Li, $8,366.39 per year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 20, 2012 (i) each person known to us to be the beneficial owner of more than 5% of its Common Stock, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)(3)	Percentage of Class (3)
Guo Li An	16,000,000	38.03%
XinChengQuChangLeXiLu169Hao Xi’An Shanxi Province, P.R. China 710054

Wang Li An c/o GFR Pharmaceuticals, Inc. 99 Yan Xiang Road, Biosep Building Xi An, Shaan Xi Province, P.R. China 710054	0	0

Zhong Ya Li c/o GFR Pharmaceuticals, Inc. 99 Yan Xiang Road, Biosep Building Xi An, Shaan Xi Province, P.R. China 710054	0	0

Zhao Ya Ding c/o GFR Pharmaceuticals, Inc. 99 Yan Xiang Road, Biosep Building Xi An, Shaan Xi Province, P.R. China 710054	0	0

Officers and directors as a group (3 persons)	0	0

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

Item 13.  Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

Mr. Guo Li An, who owns 38.03% of the Company, made a loan to fund our operations. As of December 31, 2011 and 2010, the balance of the loan was $521,790 and $439,267, respectively which was unsecured, interest-free and repayable on demand.

We have a 75% equity interest in Medicine but Medicine is no longer consolidated in our financial statement as it ceased operations in 2007 and we recovered $0 and $255,947 from this unconsolidated affiliate for the years ended December 31, 2011 and 2010.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our auditor is HKCMCPA Company Limited.

Audit Fees

HKCMCPA Company Limited billed $60,000 to the Company for professional services rendered for the audit of our 2011 financial statements and billed $60,000 to the Company for professional services rendered for the audit of our 2010 financial statements.

Audit-Related Fees

Not Applicable

Tax Fees

The current independent accountants billed $0 to the Company during 2011 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

HKCMCPA Company Limited billed $0 to the Company in 2011and 2010 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by current independent accountants.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Exhibits.
Exhibit Number	Description
2.1	Purchase Agreement for Bao Sai, dated January 1, 2008 (1)

3.1	Articles of Incorporation as Amended (2)

3.2	Bylaws (2)

4.1	See Exhibits 3.1 and 3.2 for the provisions of our Articles of Incorporation and Bylaws that define the rights of holders of our Common Stock

4.2	Specimen of Common Stock Certificate (3)

4.3	2002 Non-Qualified Stock Incentive Plan (4)

10.1	Bao Sai Purchase Agreement, dated January 1, 2008 (5)

10.2	Supplemental Agreement with Tangdu Hospital dated June 21, 2011 (6)

14.1	Code of Ethics (7)

16.1	Letter from AGCA dated January 28, 2010 (8)

21.1	Subsidiaries of the Registration

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Zhao Yan Ding, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Zhong Ya Li, Chief Financial Officer

32.1	Section 1350 Certifications of Zhao Yan Ding, Chief Executive Officer

32.2	Section 1350 Certifications of Zhong Ya Li, Chief Financial Officer

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Filed as an Exhibit to our Form 8-K filed with the Commission on March 23, 2008
(2)	Filed as an Exhibit to our Form 10-SB12G, as filed with the Commission on November 5, 1999.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-k, as filed with the Commission on April 21, 2006.
(4)	Filed as Exhibit 4.1 to our Form S-8 filed June 19, 2002
(5)	Filed as an exhibit to the Company’s Form 8K filed on March 28, 2008.
(6)	Filed as an exhibit to the Company’s Form 10Q filed on November 8, 2011
(7)	Filed as an Exhibit to our Form 10-k filed with the commission April 13, 2007
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Commission on January 29, 2010.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNAURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2012

GFR PHARMACEUTICALS, INC.

By:	/s/ Zhao Yan Ding
Zhao Yan Ding, Chief Executive Officer

By:	/s/ Zhong Ya Li
Zhong Ya Li, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhao Yan Ding	Director	March 23, 2012
Zhao Yan Ding

/s/ Zhong Ya Li	Director	March 23, 2012
Zhong Ya Li

/s/ Wang Li-An	Director	March 23, 2012
Wang Li-An