Form 10-Q
period 2012-03-31
GFR PHARMACEUTICALS INC
filed 2012-05-10
CIK 1096294

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The number of shares of common stock, $0.001 par value per share, outstanding as of May 8, 2012 was 42,079,940.

 GFR Pharmaceuticals
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2012
INDEX

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

GFR PHARMACEUTICALS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	4

Condensed Consolidated Statements of Operations And Comprehensive Income for The Three Months ended March 31, 2012 and 2011	5

Condensed Consolidated Statements of Cash Flows for The Three Months ended March 31, 2012 and 2011	6

Condensed Consolidated Statement of Stockholders’ Equity for The Three Months ended March 31, 2012	7

Notes to Condensed Consolidated Financial Statements	8 - 18

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$419,783	$460,883
Accounts receivable, net	1,033,867	532,167
Inventories, net	6,981	31,067
Prepayments and other current assets	77,398	61,272
Operating lease prepaid, current portion	7,855	7,806

Total current assets	1,545,884	1,093,195

Property, plant and equipment, net	10,944,041	11,097,390
Operating lease prepaid, non-current portion	137,797	138,879

TOTAL ASSETS	$12,627,722	$12,329,464

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$44,763	$44,370
Amount due to stockholders	545,170	521,790
Income tax payable	92,439	202,473
Other payables and accrued liabilities	1,517,310	1,509,335

Total current liabilities	2,199,682	2,277,968

Long-term liabilities:
Loss in excess of investment in an unconsolidated affiliate	843,371	844,709

TOTAL LIABILITIES	3,043,053	3,122,677

Commitments and contingencies

Equity:
GFR Pharmaceuticals, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 shares issued and outstanding as of March 31, 2012 and December 31, 2011	42,080	42,080
Additional paid-in capital	3,712,120	3,712,120
Accumulated other comprehensive income	546,173	501,866
Statutory reserve	1,002,635	1,002,635
Retained earnings	3,575,878	3,258,589
Total GFR Pharmaceuticals, Inc. stockholders’ equity	8,878,886	8,517,290
Non-controlling interest	705,783	689,497
Total equity	9,584,669	9,206,787
TOTAL LIABILITIES AND EQUITY	$12,627,722	$12,329,464

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2012	2011
Revenue, net:
Service revenue	$870,260	$891,487
Product sales	44,586	41,535
Total revenues, net	914,846	933,022

Cost of revenue: (inclusive of depreciation)
Cost of service	162,087	175,860
Cost of products	24,009	38,924
Total cost of revenue	186,096	214,784

Gross profit	728,750	718,238

Operating expenses:
Depreciation and amortization	72,292	53,737
Recovery from uncollectible accounts	(2,633)	(88,234)
General and administrative	230,223	332,029
Total operating expenses	299,882	297,532

Income from operations	428,868	420,706

Other income:
Interest income	384	221
Total other income	384	221

Income before income taxes	429,252	420,927

Income tax expense	(95,677)	(91,611)

Net income	333,575	329,316

Less: net income attributable to non-controlling interest	(16,286)	(11,188)

Net income attributable to GFR Pharmaceuticals, Inc.	317,289	318,128

Net income per share – Basic and diluted	$0.01	$0.01

Weighted average common shares outstanding – Basic and diluted	42,079,940	42,079,940

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income attributable to GFR Pharmaceuticals, Inc.	$317,289	$318,128
Net income attributable to non-controlling interest	16,286	11,188
Consolidated net income	333,575	329,316
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	226,235	202,751
Recovery from doubtful accounts	(2,633)	(30,435)
Recovery from allowance for obsolete stock	(6,504)	(3,957)
Loss on disposal of property, plant and equipment	72	-
Change in operating assets and liabilities:
Accounts receivable	(499,481)	327,405
Inventories	30,843	21,059
Prepayments and other current assets	(13,141)	(279,296)
Accounts payable	111	14,488
Income tax payable	(111,085)	(100,460)
Other payables and accrued liabilities	(2,112)	(110,104)
Net cash (used in) provided by operating activities	(44,120)	370,767

Cash flows from investing activities:
Purchase of plant and equipment	-	(82,176)
Proceeds from disposal of property, plant and equipment	32	-
Net cash provided by (used in) investing activities	32	(82,176)

Cash flows from financing activities:
Advances from a related party	-	6,176
Net cash provided by financing activities	-	6,176

Effect on exchange rate change on cash and cash equivalents	2,988	3,725

NET CHANGE IN CASH AND CASH EQUIVALENTS	(41,100)	298,492

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	460,883	300,716

CASH AND CASH EQUIVALENT, END OF PERIOD	$419,783	$599,208

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$205,711	$696,352
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	GFR Pharmaceuticals, Inc. stockholders’ equity
	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Non-controlling interest	Total equity
	No. of shares	Amount

Balance as of January 1, 2012	42,079,940	$42,080	$3,712,120	$501,866	$1,002,635	$3,258,589	$689,497	$9,206,787

Foreign currency translation adjustment	-	-	-	44,307	-	-	-	44,307

Net income for the period	-	-	-	-	-	317,289	16,286	333,575
Balance as of March 31, 2012	42,079,940	$42,080	$3,712,120	$546,173	$1,002,635	$3,575,878	$705,783	$9,584,669

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
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

In the opinion of management, the consolidated balance sheet as of December 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

As a result of deconsolidation under ASC 810 and the application of the equity method under ASC 323, GFRP had a negative basis in its investment in Medicine, the Equity Investee, because the subsidiary generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in Equity Investee,” is reflected as a single amount on the Company’s condensed consolidated balance sheet as $843,371 and $844,709 liability as of March 31, 2012 and December 31, 2011.

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

●            Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2012 and December 31, 2011, the allowance for doubtful accounts was $496,323 and $497,292, respectively.

●            Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2012 and December 31, 2011, the inventory allowance was $643,803 and $637,299, respectively.

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

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended March 31, 2012 and 2011 were $224,267 and $200,862 respectively, of which $153,943 and $149,065 were included in cost of revenue.

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

The lease expense on prepaid operating lease for the three months ended March 31, 2012 and 2011 was $1,968 and $1,886, respectively. As of March 31, 2012, the estimated amortization of the prepaid operating lease for the next five years and thereafter is as follows:

Year ending March 31:
2013	$7,855
2014	7,855
2015	7,855
2016	7,855
2017	7,855
Thereafter	106,377

Total:	$145,652

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

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company records the revenue, net of business tax, from the customers through the Hospital, on a net basis in compliance with ASC Topic 605-45, “Principal Agent Considerations.”

(b)       Sale of products

The Company recognizes revenue from the sale and trading of pharmaceutical products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) under the PRC tax law which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for sales returns for the three months ended March 31, 2012 and 2011.

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

●            Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes ” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the three months ended March 31, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2012, the Company did not have any significant unrecognized uncertain tax positions.

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

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

	Three months ended March 31,
	2012	2011

Net income	$333,575	$329,316

Other comprehensive income:
- Foreign currency translation gain	44,307	36,825

Comprehensive income	$377,882	$366,141

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2012	March 31, 2011
Period-end RMB:US$1 exchange rate	6.3122	6.5501
Period-average RMB:US$1 exchange rate	6.2975	6.5713

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

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●            Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2012 and 2011, the Company operates in two reportable segments: Medical Business and Extraction Business in PRC.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. This statement is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted and the amendments in this update will be applied retrospectively. The adoption has not had a material effect on the Company’s financial statements.

NOTE－4           AMOUNT DUE TO A RELATED PARTY

As of March 31, 2012, amount due to a stockholder, Mr. Lian Guo, represented temporary advances to the Company, which was unsecured, interest-free and repayable on demand.

NOTE－5           OTHER PAYABLES AND ACCRUED LIABILITIES

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Other payables and accrued liabilities consisted of the following:

	March 31, 2012	December 31, 2011

Business tax payable	$18,137	$22,076
Government levy payable	12,026	2,698
Value-added tax payable	13,296	6,568
Salaries and welfare payable	84,604	91,362
Advances from employees	6,381	21,268
Payable on equipment purchase	1,267,387	1,259,386
Advances from customers	38,972	38,726
Accrued operating expenses	76,507	67,251
	$1,516,561	$1,509,335

NOTE－6            INCOME TAXES

For the three months ended March 31, 2012 and 2011, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Three months ended March 31,
	2012	2011
Tax jurisdiction from:
– Local	$-	$-
– Foreign	429,252	420,927
Income before income taxes	$429,252	$420,927

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2012	2011
Current:
– Local	$-	$-
– Foreign	95,677	91,611

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$95,677	$91,611

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

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The PRC

Under the Corporate Income Tax Law of the People’s Republic of China, the Company’s subsidiaries in the PRC are subject to the unified statutory income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
	2012	2011

Income before income taxes from PRC operation	$429,252	$420,927
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	107,313	105,232

Net operating loss not recognized as deferred tax assets	472	5,579
Utilization of net operating loss	(6,887)	-
Non-deductible expenses	(4,563)	(5,661)
Recovery from doubtful accounts not recognized as deferred taxes	(658)	(13,539)
Income tax expense	$95,677	$91,611

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$369,844	$376,258
Allowance for doubtful accounts	765,640	761,461
Total deferred tax assets	1,135,484	1,137,719
Less: valuation allowance	(1,135,484)	(1,137,719)
Deferred tax assets	$-	$-

As of March 31, 2012, the Company incurred $369,844 of aggregate cumulative operating losses carryforwards available to offset its taxable income for PRC income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $1,135,484 on the expected future tax benefits from the net operating loss carryforwards and allowance for doubtful accounts as the management believes it is more likely than not that these assets will not be realized in the future. For the three months ended March 31, 2012, the valuation allowance decreased by $2,235, primarily relating to the recovery from allowance for doubtful accounts and decrease in net operating loss carryforwards.

NOTE－7            SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

●	Medical Business – joint operation of PET Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center in the PRC; and

●	Extraction Business – provision of extraction service and distribution of extracted ingredients for medicine manufacturing uses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three months ended March 31, 2012 and 2011. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Summary of financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2012 and 2011:

	Three months ended March 31, 2012
	Medical Business	Extraction Business	Total

Operating revenue	$690,340	$224,506	$914,846
Cost of revenue	(136,955)	(49,141)	(186,096)

Gross profit	$553,385	$175,365	$728,750

Depreciation and amortization	$156,317	$69,918	$226,235
Net income (loss)	307,914	25,661	333,575
Expenditure for long-lived assets	$-	$-	$-

	Three months ended March 31, 2011
	Medical Business	Extraction Business	Total

Operating revenue, net:	$639,398	$293,624	$933,022
Cost of revenue	(151,927)	(62,857)	(214,784)

Gross profit	$487,471	$230,767	$718,238

Depreciation and amortization	$149,582	$53,169	$202,751
Net income	223,762	105,555	329,317
Expenditure for long-lived assets	$-	$82,176	$82,176

All long-lived assets are located in the PRC.

NOTE－8           CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended March 31, 2012 and 2011, the customers who account for 10% or more of revenues of the Company are presented as follows:

	Three months ended March 31, 2012		March 31, 2012
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$690,341	75%	$901,750
Customer B	179,919	20%	63,369

Total:	$870,260	95%	$965,119

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31, 2011		March 31, 2011
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$452,503	49%	$882,732
Customer B	252,089	27%	76,335

Total:	$704,592	76%	$959,067

All customers are located in the PRC.

(b)         Major vendors

For the three months ended March 31, 2012 and 2011, there was no single vendor who represented more than 10% of the Company’s purchases.

All venders are located in the PRC.

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

NOTE－9           COMMITMENTS AND CONTINGENCIES

The Company is committed to an office space under a non-cancelable operating lease agreement with a term of 2 years with fixed monthly rentals, expiry in June 2013. Total rent expenses for the three months ended March 31, 2012 and 2011 was $572 and $548, respectively.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

As of March 31, 2012, the Company has $2,851 of future minimum rental payments due under non-cancelable operating lease agreement in the next two years.

Year ending March 31:
2013	2,281
2014	570

Total	$2,851

NOTE－10         SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

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

Overview

GFR Pharmaceuticals, Inc. was incorporated under the laws of the State of Nevada on December 18, 1996 Our subsidiary companies are involved in bio-extraction, researching, and inventing, manufacturing and sales of biological separation medium products, radiology and oncology equipment and cancer treatment equipment. The Company’s principal place of business and all of its assets are located in the People’s Republic of China.

On October 15, 2006, we executed an acquisition agreement with Xi'an Hua Long Yu Tian Ke Ji Shi Ye Co., Ltd. whereby we acquired a 100% equity interest of Hua Long.

On December 11, 2006, we entered into a Plan of Exchange Agreement with Shan Xi New Century Scientific Investment Development Ltd. (“New Century”).  Pursuant to the Plan of Exchange Agreement, New Century became our 95% owned indirect subsidiary.

On January 1, 2008, New Century entered into a stock purchase agreement whereby we acquired 96.6% of the capital stock of Xi’an Jiaoda Bao Sai Bio-technology Co., Ltd (“Bao Sai”).

As a result of these transactions, GFR Pharmaceuticals, Inc. is a holding company with two business segments. The Company is involved in bio-extraction, researching and inventing, manufacturing and sales of biological separation medium products operated by Bao Sai. The Company also operates a Cancer Diagnosis and Treatment Center with a professional team of doctors operated by New Century.

New Century

New Century is a medical equipment investment management company, which mainly engages in investment and management of cancer treatment equipment and provides comprehensive services to customers with advanced radiology and oncology equipment. New Century owns three different devices used for radiological imaging for the brain and body and cancer treatment. The Company’s medical equipment is used in Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”). The cases processed in the Center averaged 195 cases per month in the first quarter of 2011 as compared to 198 cases per month in the same period of 2012.   During the three months ended March 31, 2012, the Center attributed $730,519 or 79.31% of the Company’s revenues.

New Century entered into its relationship with Tangdu Hospital on February 2, 2006, when it accepted the rights and responsibilities previously held by Masep Medical Science & Technology Development (Shenzhen) Co., Ltd. (“Masep”) under the “Cooperation Establishment of ‘Tangdu Gamma Knife Therapeutic Center’ Agreement” by and between Masep and Tandgu Hospital, dated May 18, 2001, as amended (the “Tangdu Agreement”). Pursuant to the Tangdu Agreement, New Century presently receives sixty percent (60%) of the profits generated by the Center. New Century’s profit sharing percentage decreases over the term of the Tangdu Agreement, which is sixteen years from the date that the Center opened in January 2002. The respective profit sharing ratios and time periods are as follows:

1.	From January 2012 through December 2014, 60% to New Century;

2.	From January 2015 through December 2017, 50% to New Century.

Pursuant to the Tangdu Agreement, New Century has the power to appoint the Director of the Center.

The Center runs at full capacity and the existing equipment capacity cannot meet the requirements of patients. In order to take advantage of the improved technology in this market and meet the need for additional capacity at the Center, the Company purchased a set of PET-CT cancer examination equipment, which is amongst the most advanced cancer examination equipment in the world.  New Century entered into a supplementary agreement to the Tangdu Agreement with Tangdu Hospital on June 21, 2011 in order for both parties to cooperate in exploiting the business opportunities  arising from the introduction of the PET-CT equipment (“Supplementary Agreement”). Pursuant to the Supplementary Agreement, the Company agreed to provide a new set of medical equipment and the Center agreed to jointly operate this equipment at the existing medical center. The purchase price of this medical equipment was approximately $4,332,000 (equal to RMB28 million). The Company agreed to acquire the medical equipment in lieu of accounts receivable due from the Center and the Center agreed to make the order and payment of the medical equipment in accordance with their need and specification.  In return, both parties mutually agreed to share net revenues generated from services rendered, on a monthly basis, when earned, at their net realizable amounts from patients for services rendered at contractually established billing rates, after deducting the total operating cost of the center, in a term of 6 years, commencing from January 2012. The profit sharing ratio during the PET-CT cooperation period will be 7:3, with New Century receiving 70% of the profits.  At the end of the six year period, Tangdu Hospital will be entitled to 100% of the profits. The PET-CT equipment was installed in December 2011 and a limited operation of the equipment commenced in January 2012 as some supplemental equipment is still being tested.  At the end of the 6- year term, the Hospital has an option to purchase the medical equipment used in the center at 50% of its residual values.

With our competitive facilities, services, and the reputation of Tangdu Hospital in Northwest China including Shaan Xi province and four other adjacent provinces, our medical center business has good growth potential.  New Century intends to expand the operation by investing in an additional tumor therapy center or hospitals and a modernized tumor institute. However, the Company needs additional capital to finance its expansion plans for PET-CT.  The Company does not have a commitment for such additional capital and there is no assurance that such capital can be obtained on terms acceptable to the Company.

Bao Sai

Bao Sai is a high-tech company, chartered and authorized by the Chinese government for researching, inventing, manufacturing and sales of biological separation medium products. It has the technology and facilities for the separation and purification of biological products and natural medicines and manufactures the agarose products of separation media.

Biological separation medium refers to the separation and purification of biological products and natural medicines, which is the core technology of the biotechnology industry. Such technology has been widely used in producing antibiotic products, Genetic Recombinant Medicine, the Gene Chip, bacteria production, diagnoses reagent and biochemical products. In addition to its use in the biotechnology industry, the technology has the wide applications and can be used in the environmental protection industry, chemical and pharmaceutical industry and modernization of Chinese medicine.

The operations of Bao Sai are in the development stage and most of its efforts are focused on the research and development of new pharmaceutical and biological medium products, and we intend to market these products when the development is complete and all required certifications are received.  In 2011, the Company has successfully developed several new products using the separation technology, a Functional Medium Cigarette Holder and two Water Purifiers (including Multimedia Water Purifier and Reverse Osmosis Water Purifier).  In the first quarter of 2012, Bao Sai spent approximately $11,411 in research and development of new biological separation medium products and new medicine.   Most of the money was used  for the development of bio-separation media civil products.  We also expect progresses on our other research projects to create more civil products.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2012

Revenues

Our overall revenues for the three months ended March 31, 2012 decreased to $914,846, compared to $933,022 during the same period of 2011, a decrease of $18,176 or 1.95%. In the first quarter of 2012, the cancer treatment business accounted for $690,340 or 75.46% of our total revenues; and Bao Sai accounted for $224,506 or 24.54% among which product sales from Bao Sai generated $44,587 and technology service generated $179,919. The revenue decrease was primarily attributed to the decreased revenues from the technology service of Bao Sai.

Expenses

General and Administrative expenses during the first quarter of 2012 were $230,223, a decrease of $101,806 compared to $332,029 during the same period of 2011. Total operating expenses increased to $299,882 in the first quarter of 2012 from $297,532 in the first quarter of 2011, an increase of $2,330 or 1%, primarily as a result of the decline in the reduction of doubtful accounts.

Net Income

Our net income during the three months ended March 31, 2012 was $317,289, compared to $318,128 during the same period of 2011, a decrease of $839. This decrease was primarily due to the decreased revenues from the technology service of Bao Sai.

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

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2012	December 31, 2011
Working Capital Deficit	$653,798	$1,184,733
Stockholders’ Equity	$8,878,886	$8,517,290
Total Liabilities	$3,043,053	$3,122,677

Our working capital deficit as of March 31, 2012 decreased to $653,798, from $1,184,733 as of December 31, 2011, which was mainly attributable to the increase of accounts receivable.

Stockholders’ equity increased from $8,517,290 as of December 31, 2011 to $8,878,886 as of March 31, 2012, an increase of $361,596 or 4.25%.

Total liabilities decreased from $3,122,677 as of December 31, 2011 to $3,043,053 as of March 31, 2012, a decrease of $79,624 or 2.55%. In addition, our principal shareholder, Mr. Guo Li’an, made a loan to fund our operations during the first quarter of 2008. As of March 31, 2012, the balance of the loan was $545,170, which was unsecured, interest-free and repayable on demand.

As of March 31, 2012, cash and cash equivalents decreased to $419,783 from $460, 883 as of December 31, 2011, a decrease of $41,100 or 8.92%. The decrease of cash and cash equivalents was mainly due to the additional cash flows used in operating activities by $44,120.

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

Changes in Internal Controls over Financial Reporting.

During the three months ended  March 31, 2012, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 4.   Mine Safety Disclosures

None

Item 5. Other Information

None.

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

GFR PHARMACEUTICALS, INC.

DATE: May 10, 2012	By:	/s/ Zhao Yan Ding
Zhao Yan Ding, Chief Executive Officer (Principal executive officer)

DATE: May 10, 2012	By:	/s/ Zhong Ya Li
Zhong Ya Li, Chief Financial Officer
(Principal financial officer)