Form 10-Q
period 2012-06-30
GFR PHARMACEUTICALS INC
filed 2012-08-10
CIK 1096294

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

Commission File No: 09081

GFR PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	77-0517964
(State or other jurisdiction of	(I.R.S. Employer ID No)
incorporation or organization)

99 Yan Xiang Road, Biosep Building, Xi An, Shaan Xi Province, P.R. China 710054
(Address of principal executive office)    (Zip Code) n/a

Registrant's telephone number: 86-29-8339-9676

N/A
Former name, former address and former fiscal year,
(if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The number of shares of common stock, $0.001 par value per share, outstanding as of August 8, 2012 was 42,079,940.

 GFR Pharmaceuticals
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2012
INDEX

PART I. FINANCIAL INFORMATION
Item 1 Financial Statements

GFR PHARMACEUTICALS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	4

Condensed Consolidated Statements of Operations And Comprehensive Income for The Three and Six Months ended June 30, 2012 and 2011	5

Condensed Consolidated Statements of Cash Flows for The Six Months ended June 30, 2012 and 2011	6

Condensed Consolidated Statement of Stockholders’ Equity for The Six Months ended June 30, 2012	7

Notes to Condensed Consolidated Financial Statements	8-19

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$505,553	$460,883
Accounts receivable, net	475,982	532,167
Inventories, net	28,923	31,067
Prepayments and other current assets	53,498	61,272
Operating lease prepaid, current portion	7,846	7,806

Total current assets	1,071,802	1,093,195

Property, plant and equipment, net	10,730,433	11,097,390
Operating lease prepaid, non-current portion	135,672	138,879

TOTAL ASSETS	$11,937,907	$12,329,464

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$46,328	$44,370
Amount due to stockholders	540,775	521,790
Income tax payable	170,907	202,473
Other payables and accrued liabilities	207,867	1,509,335

Total current liabilities	965,877	2,277,968

Long-term liabilities:
Loss in excess of investment in an unconsolidated affiliate	843,622	844,709

TOTAL LIABILITIES	1,809,499	3,122,677

Commitments and contingencies

Equity:
GFR Pharmaceuticals, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 shares issued and outstanding as of June 30, 2012 and December 31, 2011	42,080	42,080
Additional paid-in capital	3,712,120	3,712,120
Accumulated other comprehensive income	539,287	501,866
Statutory reserve	1,002,635	1,002,635
Retained earnings	4,098,360	3,258,589
Total GFR Pharmaceuticals, Inc. stockholders’ equity	9,394,482	8,517,290
Non-controlling interest	733,926	689,497
Total equity	10,128,408	9,206,787

TOTAL LIABILITIES AND EQUITY	$11,937,907	$12,329,464

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue, net:
Service revenue	$1,138,377	$1,211,246	$2,008,637	$2,102,733
Product sales	59,571	11,587	104,157	53,122
Total revenues, net	1,197,948	1,222,833	2,112,794	2,155,855

Cost of revenue: (inclusive of depreciation)
Cost of service	(160,969)	(188,096)	(323,056)	(363,956)
Cost of products	(46,310)	(3,761)	(70,319)	(42,685)
Total cost of revenue	(207,279)	(191,857)	(393,375)	(406,641)

Gross profit	990,669	1,030,976	1,719,419	1,749,214

Operating expenses:
Depreciation and amortization	(67,966)	(53,045)	(140,258)	(106,782)
Recovery from uncollectible accounts	2,147	30,700	4,780	118,934
General and administrative	(201,281)	(55,629)	(431,504)	(387,658)
Total operating expenses	(267,100)	(77,974)	(566,982)	(375,506)

Income from operations	723,569	953,002	1,152,437	1,373,708

Other income:
Interest income	406	497	790	718
Recovery from an unconsolidated affiliate	-	-	-	-
Total other income	406	497	790	718

Income before income taxes	723,975	953,499	1,153,227	1,374,426

Income tax expense	(173,350)	(195,137)	(269,027)	(286,748)

Net income	550,625	758,362	884,200	1,087,678

Less: net income attributable to non-controlling interest	(28,143)	(32,828)	(44,429)	(44,016)

Net income attributable to GFR Pharmaceuticals, Inc.	$522,482	$725,534	$839,771	$1,043,662

Net income per share – Basic and diluted	$0.01	$0.02	$0.02	$0.03

Weighted average common shares outstanding – Basic and diluted	42,079,940	42,079,940	42,079,940	42,079,940

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income attributable to GFR Pharmaceuticals, Inc.	$839,771	$1,043,662
Net income attributable to non-controlling interest	44,429	44,016
Consolidated net income	884,200	1,087,678
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	450,468	405,937
Recovery from doubtful accounts	(218)	(118,934)
Recovery from allowance for obsolete stock	(17,672)	(8,373)
Loss on disposal of property, plant and equipment	71	-
Change in operating assets and liabilities:
Accounts receivable	(1,227,193)	(650,011)
Inventories	19,974	15,364
Prepayments and other current assets	8,300	(292,902)
Accounts payable	1,727	14,605
Income tax payable	(32,581)	2,065
Other payables and accrued liabilities	(43,330)	(183,415)
Net cash provided by operating activities	43,746	272,014

Cash flows from investing activities:
Purchase of plant and equipment	(1,490)	(200,598)
Proceeds from disposal of property, plant and equipment	32	-
Net cash used in investing activities	(1,458)	(200,598)

Cash flows from financing activities:
Advances from a related party	-	3,907
Net cash provided by financing activities	-	3,907

Effect on exchange rate change on cash and cash equivalents	2,382	7,716

NET CHANGE IN CASH AND CASH EQUIVALENTS	44,670	83,039

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	460,883	300,716

CASH AND CASH EQUIVALENT, END OF PERIOD	$505,553	$383,755

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$95,268	$284,682
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchase of plant and equipment	$21,349	$-
Deposit on equipment purchase	$-	$1,527,137

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	GFR Pharmaceuticals, Inc. stockholders’ equity
	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Non-controlling interest	Total equity
	No. of shares	Amount

Balance as of January 1, 2012	42,079,940	$42,080	$3,712,120	$501,866	$1,002,635	$3,258,589	$689,497	$9,206,787

Foreign currency translation adjustment	-	-	-	37,421	-	-	-	37,421

Net income for the period	-	-	-	-	-	839,771	44,429	884,200

Balance as of June 30, 2012	42,079,940	$42,080	$3,712,120	$539,287	$1,002,635	$4,098,360	$733,926	$10,128,408

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－1            BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States of America (“GAAP”), and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any future periods.

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

The Company, through its subsidiaries, mainly engages in a joint operation of a Positive Emission Tomography (“PET”) Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center, also the research and development of extraction process and trading of pharmaceutical products in Xian City, Shaanxi Province in the People’s Republic of China (the “PRC”).

(GFRP and its subsidiaries are hereinafter referred to as the “Company”).

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
FOR THE SIX MONTHS ENDED JUNE 30, 2012
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

As a result of deconsolidation under ASC 810 and the application of the equity method under ASC 323, GFRP had a negative basis in its investment in Medicine, the Equity Investee, because the subsidiary generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in Equity Investee,” is reflected as a single amount on the Company’s condensed consolidated balance sheet as $843,622 and $844,709 liability as of June 30, 2012 and December 31, 2011.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $494,344 and $497,292, respectively.

●	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2012 and December 31, 2011, the inventory allowance was $619,627 and $637,299, respectively.

●	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful life (in years)			Residual value
Buildings		20		5%
Plant and equipment	5	–	13	5%
Motor vehicles	8	–	8	5%
Furniture, fixture and equipment		5		5%
Leasehold improvement		5		-

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended June 30, 2012 and 2011 were $222,282 and $201,289 respectively, of which $156,267 and $117,448 were included in cost of revenue.

Depreciation expense for the six months ended June 30, 2012 and 2011 were $446,548 and $402,151 respectively, of which $310,210 and $266,510 were included in cost of revenue.

●	Operating lease prepaid

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may grant the right to use the land for a specified period of time. Thus, all of the Company’s lands in the PRC are considered operating lease prepaid. Operating lease prepaid is amortized on a straight-line basis over the lease term of 50 years.

The lease expense on prepaid operating lease for the three months ended June 30, 2012 and 2011 was $1,952 and $1,900, respectively.

The lease expense on prepaid operating lease for the six months ended June 30, 2012 and 2011 was $3,920 and $3,786, respectively.

As of June 30, 2012, the estimated amortization of the prepaid operating lease for the next five years and thereafter is as follows:

Year ending June 30:
2013	$7,846
2014	7,846
2015	7,846
2016	7,846
2017	7,846
Thereafter	104,288

Total:	$143,518

●	Impairment of long-lived assets

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

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a)	Service revenue

Pursuant to the agreements entered into between the Company and Tang Du Hospital (“the Hospital”) dated February 2, 2006, the Company and the Hospital would jointly operate the medical center in the provision of diagnostic imaging services to the patients. In return, the Company and the Hospital would share net revenues from services rendered, on a monthly basis, when earned, at their net realizable amounts from patients for services rendered at contractually established billing rates, after deducting the total operating cost of the center. The Company recognizes net revenues based on the total amount received from the patients during the month, less the monthly operating costs incurred at the center.

The Company records the revenue, net of business tax, from the customers through the Hospital, on a net basis in compliance with ASC Topic 605-45, “Principal Agent Considerations.”

(b)	Sale of products

The Company recognizes revenue from the sale and trading of pharmaceutical products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) under the PRC tax law which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for sales returns for the three and six months ended June 30, 2012 and 2011.

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

For the three and six months ended June 30, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2012, the Company did not have any significant unrecognized uncertain tax positions.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

	Three months ended June 30,
	2012	2011

Net income	$550,625	$758,362

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(6,886)	66,873

Comprehensive income	$543,739	$825,235

	Six months ended June 30,
	2012	2011

Net income	$884,200	$1,087,678

Other comprehensive income:
- Foreign currency translation gain	37,421	103,698

Comprehensive income	$921,621	$1,191,376

●	Foreign currencies translation

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
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$”))
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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2012	June 30, 2011
Period-end RMB:US$1 exchange rate	6.3197	6.4640
Period-average RMB:US$1 exchange rate	6.3255	6.5482

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three and six months ended June 30, 2012 and 2011, the Company operates in two reportable segments: Medical Business and Extraction Business in PRC.

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

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In July 2012, the Financial Accounting Standards Board issued ASC Update No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the Company concludes otherwise, no further quantitative assessment is required. The Company does not expect the adoption of ASU 2012-02 to impact its results of operations or financial position.

NOTE－4            AMOUNT DUE TO A RELATED PARTY

As of June 30, 2012, amount due to a stockholder, Mr. Lian Guo represented temporary advances to the Company, which was unsecured, interest-free and repayable on demand.

NOTE－5           OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	June 30, 2012	December 31, 2011

Business tax payable	$19,798	$22,076
Government levy payable	2,842	2,698
Value-added tax payable	16,828	6,568
Salaries and welfare payable	82,049	91,362
Advances from employees	10,308	21,268
Payable on equipment purchase	-	1,259,386
Advances from customers	38,926	38,726
Accrued operating expenses	37,116	67,251
	$207,867	$1,509,335

NOTE－6            INCOME TAXES

For the six months ended June 30, 2012 and 2011, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Six months ended June 30,
	2012	2011
Tax jurisdiction from:
– Local	$-	$-
– Foreign	1,153,227	1,374,426

Income before income taxes	$1,153,227	$1,374,426

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2012	2011
Current:
– Local	$-	$-
– Foreign	269,027	286,748

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$269,027	$286,748

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

The PRC

Under the Corporate Income Tax Law of the People’s Republic of China, the Company’s subsidiaries in the PRC are subject to the unified statutory income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2012 and 2011 is as follows:

	Six months ended June 30,
	2012	2011

Income before income taxes from PRC operation	$1,153,227	$1,374,426
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	288,307	343,607

Net operating loss not recognized as deferred tax assets	814	835
Non-deductible expenses	(14,481)	(38,307)
Recovery from doubtful accounts not recognized as deferred taxes	(5,613)	(19,387)

Income tax expense	$269,027	$286,748

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$375,521	$376,258
Allowance for doubtful accounts	764,193	761,461
Total deferred tax assets	1,139,714	1,137,719
Less: valuation allowance	(1,139,714)	(1,137,719)

Deferred tax assets	$-	$-

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

As of June 30, 2012, the Company incurred $1,502,085 of aggregate cumulative operating losses carryforwards available to offset its taxable income for PRC income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $1,139,714 on the expected future tax benefits from the net operating loss carryforwards and allowance for doubtful accounts as the management believes it is more likely than not that these assets will not be realized in the future. For the six months ended June 30, 2012, the valuation allowance increased by $1,995, primarily relating to the recovery from allowance for doubtful accounts.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three and six months ended June 30, 2012 and 2011. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

Summary of financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30, 2012
	Medical Business	Extraction Business	Total

Operating revenue	$960,051	$237,897	$1,197,948
Cost of revenue	(135,742)	(71,537)	(207,279)

Gross profit	$824,309	$166,360	$990,669

Depreciation and amortization	$154,933	$69,300	$224,233
Net income (loss)	582,735	(32,110)	550,625
Expenditure for long-lived assets	$21,349	$1,490	$22,839

	Six months ended June 30, 2012
	Medical Business	Extraction Business	Total

Operating revenue	$1,650,391	$462,403	$2,112,794
Cost of revenue	(272,697)	(120,678)	(393,375)

Gross profit	$1,377,694	$341,725	$1,719,419

Depreciation and amortization	$311,250	$139,218	$450,468
Net income (loss)	890,648	(6,448)	884,200
Expenditure for long-lived assets	$21,349	$1,490	$22,839

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

NOTE－8           CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)            Major customers

For the three and six months ended June 30, 2012 and 2011, the customers who accounted for 10% or more of revenues of the Company are presented as follows:

	Three months ended June 30, 2012		June 30, 2012
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$960,051	80%	$332,657
Customer B	153,100	13%	63,294

Total:	$1,113,151	93%	$395,951

	Six months ended June 30, 2012		June 30, 2012
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$1,650,392	78%	$332,657
Customer B	307,886	15%	63,294

Total:	$1,958,278	93%	$395,951

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended June 30, 2011		June 30, 2011
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$1,022,965	84%	$441,641
Customer B	188,281	15%	61,881

Total:	$1,211,246	99%	$503,522

	Six months ended June 30, 2011		June 30, 2011
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$1,662,364	77%	$441,641
Customer B	440,369	20%	61,881

Total:	$2,102,733	97%	$503,522

All customers are located in the PRC.

(b)            Major vendors

For the three and six months ended June 30, 2012, the vendors who accounted for 10% or more of purchases of the Company are presented as follows:

	Three months ended June 30, 2012		June 30, 2012
	Purchase	Percentage of purchases	Trade accounts payable

Vendor A	$24,966	59%	$-
Vendor B	5,464	13%	-

Total:	$30,430	72%	$-

	Six months ended June 30, 2012		June 30, 2012
	Purchase	Percentage of purchases	Trade accounts payable

Vendor A	$24,966	59%	$-
Vendor B	5,464	13%	-

Total:	$30,430	72%	$-

For the three and six months ended June 30, 2011, there were no single vendors who represented more than 10% of the Company’s purchases.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2012
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

NOTE－9            COMMITMENTS AND CONTINGENCIES

The Company is committed to an office space under a non-cancelable operating lease agreement with a term of 2 years with fixed monthly rentals, expiry in June 2013. Total rent expenses for the six months ended June 30, 2012 and 2011 were $1,138 and $1,100, respectively.

As of June 30, 2012, the Company has $2,208 of future minimum rental payments due under non-cancelable operating lease agreement in the next twelve months.

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

The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and related notes thereto and other financial information included in this Quarterly Report on Form 10- Q and our Annual Report on Form 10-K for the year ended December 31, 2011. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking.

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

As a result of these transactions, GFR Pharmaceuticals, Inc. is a holding company with two business segments. The Company is involved in bio-extraction, researching and inventing, manufacturing and sales of biological separation medium products operated by Bao Sai. The Company also operates a Cancer Diagnosis and Treatment Center with a professional team of doctors operated by New Century

New Century

New Century is a medical equipment investment management company, which mainly engages in investment and management of cancer treatment equipment and provides comprehensive services to customers with advanced radiology and oncology equipment. New Century owns three different devices used for radiological imaging for the brain and body and cancer treatment. The Company’s medical equipment is used in Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”). The cases processed in the Center averaged 331 cases per month in the second quarter of 2012 as compared to 307 cases per month in the same period of 2011.   During the six months ended June 30, 2012, the Center attributed $1,650,391or 78% of the Company’s revenues.

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

The Center runs at full capacity and the existing equipment capacity cannot meet the requirements of patients. In order to take advantage of the improved technology in this market and meet the need for additional capacity at the Center, the Company purchased a set of PET-CT cancer examination equipment, which is amongst the most advanced cancer examination equipment in the world.  New Century entered into a supplementary agreement to the Tangdu Agreement with Tangdu Hospital on June 21, 2011 in order for both parties to cooperate in exploiting the business opportunities arising from the introduction of the PET-CT equipment (“Supplementary Agreement”). Pursuant to the Supplementary Agreement, the Company agreed to provide a new set of medical equipment and the Center agreed to jointly operate this equipment at the existing medical center. The purchase price of this medical equipment was approximately $4,447,876 (equal to RMB28,135,040). The cooperation term is 6 years, commencing from January 2012. The profit sharing ratio during the PET-CT cooperation period will be 7:3, with New Century receiving 70% of the profits.  At the end of the six year period, Tangdu Hospital will be entitled to 100% of the profits. At the end of the 6-year term, the Hospital has an option to purchase the medical equipment used in the center at 50% of its residual values.  The PET-CT equipment commenced the limited operation  in January 2012. At the end of June 30, the equipment operates in a normal condition and has put into operation.

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

The operations of Bao Sai are in the development stage and most of its efforts are focused on the research and development of new pharmaceutical and biological medium products, and we intend to market these products when the development is complete and all required certifications are received.  In 2011, the Company has successfully developed several new products using the separation technology, a Functional Medium Cigarette Holder and two Water Purifiers (including Multimedia Water Purifier and Reverse Osmosis Water Purifier).  In the six months ended June 30, 2012, Bao Sai spent approximately $104,533 in research and development of biological separation medium products and new medicine.   Most of the money was used for the development of bio-separation media civil products.  We also expect progresses on our other research projects to create more civil products.

RESULTS OF OPERATIONS FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012

Revenues

Our overall revenues for the three months ended June 30, 2012 decreased to $1,197,948 from $1,222,833 for the three months ended June 30, 2011, representing a decrease of $24,885 or 2.04%. In the second quarter of 2012, the cancer treatment business of New Century accounted for $960,051, or 80.14% and Bao Sai accounted for $237,897( in which the product sales generated $59,571 and technology service generated $178,326) , or 19.86%, of our revenue.

Our overall revenues for the six months ended June 30, 2012 decreased to $2,112,794 from $2,155,855 for the six months ended June 30, 2011, representing a decrease of $43,061 or 2%. During the six months ended June 30, 2012, the cancer treatment business of New Century accounted for $1,650,391, or 78.11%, and Bao Sai’s revenue accounted for $462,403 (in which the product sales generated $104,157 and technology service generated $358,246), or 21.89% of our revenue. The decrease was attributed primarily to the decreased technology service from Bao Sai.

Expenses

Operating expenses for the second quarter of 2012 were $267,100 as compared to $77,974 for the same period of 2011, an increase of $189,126.

For the six months ended June 30, 2012, our operating expenses were $566,982 as compared to $375,506 for the same period of 2011, an increase of $191,476 or 50.99%. This increase for both the three months and six months ended June 30, 2012 was attributable to the increase in general and administrative costs and depreciation, and the decrease in the recovery of uncollectible accounts for the six months ended June 30, 2012.

Net Income

Our net income during the three and six months ended June 30, 2012 was $550,625 and $884,200 respectively, compared to $758,362 and $1,087,678 during the three and six months ended June 30, 2011. This decrease was primarily due to our decreased recovery from uncollectible accounts and increased general and administrative costs for the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

	June 30 , 2012	December 31 , 2011
Working Capital (Deficit)	$105,925	$(1,184,733)
Stockholders’ Equity	$9,394,482	$8,517,290
Total Liabilities	$1,809,499	$3,122,677

Our working capital as of June 30, 2012 increased to $105,925 from $(1,184,733） as of December 31, 2011, which was mainly attributable to the decrease in other payables and accrued liabilities during the periods under review.

Stockholders’ equity increased from $8,517,290 as of December 31, 2011 to $9,394,482 as of June 30, 2012, an increase of $877,192 or 10.30%.

Total liabilities decreased from$3,122,677 as of December 31, 2011 to $1,809,499 as of June 30, 2012, a decrease of $1,313,178 or 42.05%. In addition, our principal shareholder, Mr. Guo Li’an, made a loan to fund our operations during the first quarter of 2008. As of June 30, 2012, the balance of the loan was $540,775, which was unsecured, interest-free and repayable on demand.

The Company is committed to a office space under a non-cancelable operating lease agreement with a term of two years with fixed monthly rentals, expiry in June 2013. Total rent expenses for the six months ended June 30, 2012 and 2011 were $1,138 and $1,100, respectively. As of June 30, 2012, the Company has $2,208 of future minimum rental payments due under non-cancelable operating lease agreement in the next twelve months.

As of June 30, 2012, cash and cash equivalents increased to $505,553 from $460,883 as of December 31, 2011, an increase of $44,670 or 9.69%. The increase of cash and cash equivalents was mainly due to the additional cash flow generated from operating activities by $43,746 for the six months ended June 30, 2012. Management believes that the Company’s profitability and increases in available cash and cash equivalents will help ensure our continued operations for the next 6 months, but there can be no assurance that our profitability will continue.

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

Changes in Internal Controls over Financial Reporting.

During the six months ended  June 30, 2012, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

GFR PHARMACEUTICALS, INC.

DATE: August 10, 2012	By:	/s/ Zhao Yan Ding
Zhao Yan Ding, Chief Executive Officer (Principal executive officer)

DATE: August 10, 2012	By:	/s/ Zhong Ya Li
Zhong Ya Li, Chief Financial Officer
(Principal financial officer)