Form 10-Q
period 2012-09-30
GFR PHARMACEUTICALS INC
filed 2012-11-14
CIK 1096294

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No X

The number of shares of common stock, $0.001 par value per share, outstanding as of November 13, 2012 was 42,079,940.

GFR Pharmaceuticals
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
INDEX

PART I. FINANCIAL INFORMATION
Item 1 Financial Statements

GFR PHARMACEUTICALS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	4

Condensed Consolidated Statements of Operations And Comprehensive Income for The Three and Nine Months ended September 30, 2012 and 2011	5

Condensed Consolidated Statements of Cash Flows for The Nine Months ended September 30, 2012 and 2011	6

Condensed Consolidated Statement of Stockholders’ Equity for The Nine Months ended September 30, 2012	7

Notes to Condensed Consolidated Financial Statements	8-19

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$853,694	$460,883
Accounts receivable, net	726,240	532,167
Inventories, net	17,318	31,067
Prepayments and other current assets	78,780	61,272
Operating lease prepaid, current portion	7,828	7,806

Total current assets	1,683,860	1,093,195

Property, plant and equipment, net	10,303,798	11,097,390
Operating lease prepaid, non-current portion	133,409	138,879

TOTAL ASSETS	$12,121,067	$12,329,464

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$44,603	$44,370
Amount due to stockholders	532,423	521,790
Income tax payable	91,568	202,473
Other payables and accrued liabilities	160,247	1,509,335

Total current liabilities	828,841	2,277,968

Long-term liabilities:
Loss in excess of investment in an unconsolidated affiliate	844,101	844,709

TOTAL LIABILITIES	1,672,942	3,122,677

Commitments and contingencies

Equity:
GFR Pharmaceuticals, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 shares issued and outstanding as of September 30, 2012 and December 31, 2011	42,080	42,080
Additional paid-in capital	3,712,120	3,712,120
Accumulated other comprehensive income	521,104	501,866
Statutory reserve	1,002,635	1,002,635
Retained earnings	4,419,780	3,258,589
Total GFR Pharmaceuticals, Inc. stockholders’ equity	9,697,719	8,517,290
Non-controlling interest	750,406	689,497
Total equity	10,448,125	9,206,787
TOTAL LIABILITIES AND EQUITY	$12,121,067	$12,329,464

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue, net:
Service revenue	$994,523	$1,167,673	$3,003,160	$3,270,406
Product sales	71,606	4,450	175,763	57,572
Total revenues, net	1,066,129	1,172,123	3,178,923	3,327,978

Cost of revenue: (inclusive of depreciation)
Cost of service	(337,546)	(183,930)	(660,602)	(547,886)
Cost of products	(56,441)	(4,518)	(126,760)	(47,203)
Total cost of revenue	(393,987)	(188,448)	(787,362)	(595,089)

Gross profit	672,142	983,675	2,391,561	2,732,889

Operating expenses:
Depreciation and amortization	(62,596)	(59,630)	(202,854)	(166,412)
Recovery from uncollectible accounts	98	42,947	4,878	161,881
General and administrative	(177,651)	(134,016)	(609,155)	(521,674)
Total operating expenses	(240,149)	(150,699)	(807,131)	(526,205)

Income from operations	431,993	832,976	1,584,430	2,206,684

Other income:
Interest income	494	337	1,284	1,055
Total other income	494	337	1,284	1,055

Income before income taxes	432,487	833,313	1,585,714	2,207,739

Income tax expense	(94,587)	(181,709)	(363,614)	(468,457)

Net income	337,900	651,604	1,222,100	1,739,282

Less: net income attributable to non-controlling interest	(16,480)	(28,862)	(60,909)	(72,878)

Net income attributable to GFR Pharmaceuticals, Inc.	$321,420	$622,742	$1,161,191	$1,666,404

Net income per share – Basic and diluted	$0.01	$0.01	$0.03	$0.04

Weighted average common shares outstanding – Basic and diluted	42,079,940	42,079,940	42,079,940	42,079,940

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income attributable to GFR Pharmaceuticals, Inc.	$1,161,191	$1,666,404
Net income attributable to non-controlling interest	60,909	72,878
Consolidated net income	1,222,100	1,739,282
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	851,330	618,210
Recovery from doubtful accounts	(317)	(161,881)
Recovery from allowance for obsolete stock	(52,968)	(7,039)
Loss on disposal of property, plant and equipment	2,306	-
Change in operating assets and liabilities:
Accounts receivable	(1,478,407)	(1,382,510)
Inventories	66,821	(44,329)
Prepayments and other current assets	(17,033)	(168,869)
Accounts payable	105	55,506
Income tax payable	(111,112)	(13,668)
Other payables and accrued liabilities	(91,010)	(163,206)
Net cash provided by operating activities	391,815	471,496

Cash flows from investing activities:
Purchase of plant and equipment	(1,489)	(302,370)
Proceeds from disposal of property, plant and equipment	1,581	-
Net cash provided by (used in) investing activities	92	(302,370)

Cash flows from financing activities:
Repayment to a related party	-	(33,685)
Net cash used in financing activities	-	(33,685)

Effect on exchange rate change on cash and cash equivalents	904	11,867

NET CHANGE IN CASH AND CASH EQUIVALENTS	392,811	147,308

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	460,883	300,716

CASH AND CASH EQUIVALENT, END OF PERIOD	$853,694	$448,024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$268,944	$286,528
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchase of plant and equipment	$21,342	$-
Deposit on equipment purchase	$-	$1,537,040

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	GFR Pharmaceuticals, Inc. stockholders’ equity
	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Non-controlling interest	Total equity
	No. of shares	Amount

Balance as of January 1, 2012	42,079,940	$42,080	$3,712,120	$501,866	$1,002,635	$3,258,589	$689,497	$9,206,787

Foreign currency translation adjustment	-	-	-	19,238	-	-	-	19,238

Net income for the period	-	-	-	-	-	1,161,191	60,909	1,222,100

Balance as of September 30, 2012	42,079,940	$42,080	$3,712,120	$521,104	$1,002,635	$4,419,780	$750,406	$10,448,125

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
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

In the opinion of management, the consolidated balance sheet as of December 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any future periods.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
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

As a result of deconsolidation under ASC 810 and the application of the equity method under ASC 323, GFRP had a negative basis in its investment in Medicine, the Equity Investee, because the subsidiary generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in Equity Investee,” is reflected as a single amount on the Company’s condensed consolidated balance sheet as $844,101 and $844,709 liability as of September 30, 2012 and December 31, 2011.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $494,342 and $497,292, respectively.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2012 and December 31, 2011, the inventory allowance was $584,331 and $637,299, respectively.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
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

Depreciation expense for the three months ended September 30, 2012 and 2011 were $398,905 and $210,343 respectively, of which $330,954 and $185,286 were included in cost of revenue.

Depreciation expense for the nine months ended September 30, 2012 and 2011 were $845,453 and $612,494 respectively, of which $641,163 and $451,796 were included in cost of revenue.

•	Operating lease prepaid

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may grant the right to use the land for a specified period of time. Thus, all of the Company’s lands in the PRC are considered operating lease prepaid. Operating lease prepaid is amortized on a straight-line basis over the lease term of 50 years.

The lease expense on prepaid operating lease for the three months ended September 30, 2012 and 2011 was $1,957 and $1,930, respectively.

The lease expense on prepaid operating lease for the nine months ended September 30, 2012 and 2011 was $5,877 and $5,716, respectively.

As of September 30, 2012, the estimated amortization of the prepaid operating lease for the next five years and thereafter is as follows:

Year ending September 30:
2013	$7,828
2014	7,828
2015	7,828
2016	7,828
2017	7,828
Thereafter	102,097

Total:	$141,237

•	Impairment of long-lived assets

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
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

The Company recognizes revenue from the sale and trading of pharmaceutical products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) under the PRC tax law which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for sales returns for the three and nine months ended September 30, 2012 and 2011.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

For the three and nine months ended September 30, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2012, the Company did not have any significant unrecognized uncertain tax positions.

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

	Three months ended September 30,
	2012	2011

Net income	$321,420	$622,742

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(18,183)	49,158

Comprehensive income	$303,237	$671,900

	Nine months ended September 30,
	2012	2011

Net income	$1,161,191	$1,666,404

Other comprehensive income:
- Foreign currency translation gain	19,238	152,856

Comprehensive income	$1,180,429	$1,819,260

•	Foreign currencies translation

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:
	September 30, 2012	September 30, 2011
Period-end RMB:US$1 exchange rate	6.3340	6.4018
Period-average RMB:US$1 exchange rate	6.3275	6.5060

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three and nine months ended September 30, 2012 and 2011, the Company operates in two reportable segments: Medical Business and Extraction Business in PRC.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
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

NOTE－4         AMOUNT DUE TO A RELATED PARTY

As of September 30, 2012, amount due to a stockholder, Mr. Lian Guo represented temporary advances to the Company, which was unsecured, interest-free and repayable on demand.

NOTE－5         OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	September 30, 2012	December 31, 2011

Business tax payable	$17,842	$22,076
Government levy payable	11,916	2,698
Value-added tax payable	13,432	6,568
Salaries and welfare payable	80,854	91,362
Advances from employees	6,301	21,268
Payable on equipment purchase	-	1,259,386
Advances from customers	553	38,726
Accrued operating expenses	29,349	67,251
	$160,247	$1,509,335

NOTE－6         INCOME TAXES

For the nine months ended September 30, 2012 and 2011, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Nine months ended September 30,
	2012	2011
Tax jurisdiction from:
– Local	$-	$-
– Foreign	1,585,714	2,207,739
Income before income taxes	$1,585,714	$2,207,739

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2012	2011
Current:
– Local	$-	$-
– Foreign	363,614	468,457

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$363,614	$468,457

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has a subsidiary and VIE that operate in various countries: United States and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

GFRP is registered in the State of Nevada and is subject to the tax laws of the United States of America. The Company has no operation in the United States of America.

The PRC

Under the Corporate Income Tax Law of the People’s Republic of China, the Company’s subsidiaries in the PRC are subject to the unified statutory income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2012 and 2011 is as follows:

	Nine months ended September 30,
	2012	2011

Income before income taxes from PRC operation	$1,585,714	$2,207,739
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	396,429	551,934

Net operating loss not recognized as deferred tax assets	1,317	1,350
Non-deductible expenses	(19,671)	(56,038)
Recovery from doubtful accounts not recognized as deferred taxes	(14,461)	(28,789)
Income tax expense	$363,614	$468,457

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$371,089	$376,258
Allowance for doubtful accounts	762,443	761,461
Total deferred tax assets	1,133,532	1,137,719
Less: valuation allowance	(1,133,532)	(1,137,719)
Deferred tax assets	$-	$-

As of September 30, 2012, the Company incurred $1,484,352 of aggregate cumulative operating losses carryforwards available to offset its taxable income for PRC income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $1,133,532 on the expected future tax benefits from the net operating loss carryforwards and allowance for doubtful accounts as the management believes it is more likely than not that these assets will not be realized in the future. For the nine months ended September 30, 2012, the valuation allowance decreased by $4,187, primarily relating to the recovery from allowance for doubtful accounts.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three and nine months ended September 30, 2012 and 2011. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

Summary of financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30, 2012
	Medical Business	Extraction Business	Total

Operating revenue	$815,566	$250,563	$1,066,129
Cost of revenue	(312,231)	(81,756)	(393,987)

Gross profit	$503,335	$168,807	$672,142

Depreciation and amortization	$331,491	$69,371	$400,862
Net income	310,770	27,130	337,900
Expenditure for long-lived assets	$-	$-	$-

	Nine months ended September 30, 2012
	Medical Business	Extraction Business	Total

Operating revenue	$2,465,957	$712,966	$3,178,923
Cost of revenue	(584,928)	(202,434)	(787,362)

Gross profit	$1,881,029	$510,532	$2,391,561

Depreciation and amortization	$642,741	$208,589	$851,330
Net income	1,201,418	20,682	1,222,100
Expenditure for long-lived assets	$21,342	$1,489	$22,831

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
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

For the three and nine months ended September 30, 2012 and 2011, the customer who accounted for 10% or more of revenues of the Company is presented as follows:

	Three months ended September 30, 2012		September 30, 2012
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$815,566	68%	$573,766
Customer B	229,316	19%	63,151

Total:	$1,044,882	87%	$636,917

	Nine months ended September 30, 2012		September 30, 2012
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$2,465,958	77%	$573,766
Customer B	537,202	17%	63,151

Total:	$3,003,160	94%	$636,917

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30, 2011		September 30, 2011
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$989,854	84%	$1,108,345
Customer B	177,818	15%	62,482

Total:	$1,167,672	99%	$1,170,827

	Nine months ended September 30, 2011		September 30, 2011
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$2,652,218	80%	$1,108,345
Customer B	618,187	19%	62,482

Total:	$3,270,405	99%	$1,170,827

All customers are located in the PRC.

(b)	Major vendors

For the three months ended September 30, 2012, there was one vendor who represented more than 10% of the Company’s purchases amounting to $1,326.

For the nine months ended September 30, 2012, the vendors who accounted for 10% or more of purchases of the Company are presented as follows:

	Nine months ended September 30, 2012		September 30, 2012
	Purchase	Percentage of purchases	Trade accounts payable

Vendor A	$24,958	56%	$-
Vendor B	6,669	15%	-
Vendor C	5,462	12%	-

Total:	$37,089	83%	$-

For the three and nine months ended September 30, 2011, there were no single vendors who represented more than 10% of the Company’s purchases.

All venders are located in the PRC.

(c)	Credit risk

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
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

NOTE－9         COMMITMENTS AND CONTINGENCIES

The Company is committed to office space under a non-cancelable operating lease agreement with a term of 2 years with fixed monthly rentals, expiring in September 2013. Total rent expenses for the nine months ended September 30, 2012 and 2011 were $1,707 and $1,660, respectively.

As of September 30, 2012, the Company has $1,635 of future minimum rental payments due under non-cancelable operating lease agreement in the next twelve months.

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

New Century

New Century is a medical equipment investment management company, which mainly engages in investment and management of cancer treatment equipment and provides comprehensive services for customers with advanced radiology and oncology equipment. New Century owns four different devices used for radiological imaging for the brain and body and cancer treatment. The Company’s medical equipment is used in Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”).

The cases processed in the Center averaged 298 cases per month in the third quarter of 2012 as compared to 295 cases per month in the same period of 2011.   During the nine months ended September 30, 2012, the Center attributed $2,465,957 or 77.57% of the Company’s revenues.

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

Pursuant to the Tangdu Agreement, New Century has the power to appoint the Director of the Center. Upon the termination of the Tangdu Agreement, Tangdu Hospital has an option to purchase the equipment for fifty percent of its residual value.

The Center runs at full capacity and the existing equipment capacity cannot meet the requirements of patients. In order to take advantage of the improved technology in this market and meet the need for additional capacity at the Center, the Company purchased a set of PET-CT cancer examination equipment on June 21, 2012, which is amongst the most advanced cancer examination equipment in the world. The purchase price of this medical equipment was approximately $4,447,876 (equal to RMB 28,135,040 Yuan). New Century entered into a supplementary agreement to the Tangdu Agreement with Tangdu Hospital in order for both parties to cooperate in exploiting the business opportunities arising from the introduction of the PET-CT equipment (“Supplementary Agreement”). Pursuant to the Supplementary Agreement, the Company agreed to jointly operate this equipment at the existing medical center. It has a cooperation term of 6 years, commencing from January 2012. The profit sharing ratio during the PET-CT cooperation period will be 7:3, with New Century receiving 70% of the profits. At the end of the six year period, Tangdu Hospital will be entitled to 100% of the profits,and the Hospital has an option to purchase the medical equipment used in the center at 50% of its residual values. The PET-CT equipment operates well since the initial operation of January 2012.

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

The operations of Bao Sai are in the development stage and most of its efforts are focused on the research and development of new pharmaceutical and biological medium products, and we intend to market these products when the development is complete and all required certifications are received.  In 2011, the Company has successfully developed several new products using the separation technology, a Functional Medium Cigarette Holder and two Water Purifiers (including Multimedia Water Purifier and Reverse Osmosis Water Purifier).  In the nine months ended September 30, 2012, Bao Sai spent approximately $100,905 in research and development of biological separation medium products and new medicine.

RESULTS OF OPERATIONS FOR NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2012

Revenues

Our overall revenues for the three months ended September 30, 2012 decreased to $1,066,129, compared to $1,172,123 during the same period of 2011, a decrease of $105,994 or 9%. In the third quarter of 2012, the cancer treatment business accounted for $815,566 or 76.5% of our total revenues; and Bao Sai accounted for $250,563 or 23.5% among which the product sales from Bao Sai generated $71,606 and technology service $178,957. Our overall revenues during the nine months ended September 30, 2012 decreased to $3,178,923, compared to $ 3,327,978 during the same period of 2011, a decrease of $149,055 or 4.48%. During the nine months ended September 30, 2012, the cancer treatment business accounted for $2,465,957, or 77.57%; and Bao Sai’s revenue accounted for $712,966, or 22.43% among which the product sales generated $175,763 and technology service $537,203. The decrease was attributed primarily to the decreased revenue of cancer treatment business leading by the decrease of profit sharing ratio of New Century.

Expenses

Operating expenses during the third quarter of 2012 were $240,149, an increase of $89,450 compared to $150,699 during the same period of 2011,. During the nine months ended September 30, 2012, our operating expenses were $807,131 as compared to $526,205 for the same period of 2011, an increase of $280,926 or 53.38%. This increase was attributable to the increased general and administrative costs during the nine months ended September 30, 2012.

Net Income

Our net income during the three and nine months ended September 30, 2012 was $337,900 and $1,222,100, respectively, compared to $651,604 and $1,739,282, respectively, during the three and nine months ended September 30, 2011. This decrease was primarily due to the reduction of profit sharing ratio of cancer treatment business from New Century.

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

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2012	December 31, 2011
Working Capital	$855,019	$(1,184,773)
Stockholders’ Equity	$9,697,719	$8,517,290
Total Liabilities	$1,672,942	$3,122,677

Our working capital as of September 30, 2012 increased to $855,019, from $(1,184,773) as of December 31, 2011, which was mainly attributable to the increase in cash and cash equivalents and the increase in accounts receivable during the periods under review.

Stockholders’ equity increased from $8,517,290 as of December 31, 2011 to $9,697,719 as of September 30, 2012, an increase of $1,180,429 or 13.86%.

Total liabilities decreased from $3,122,677 as of December 31, 2011 to $1,672,942 as of September 30, 2012, a decrease of $1,449,735 or 46.43%. In addition, our principal shareholder, Mr. Guo Li’an, made a loan to fund our operations during the first quarter of 2008. As of September 30, 2012, the balance of the loan was $532,423, which was unsecured, interest-free and repayable on demand.

As of September 30, 2012, cash and cash equivalents increased to $853,694 from $460,883 as of December 31, 2011, an increase of $392,811 or 85.23%. The increase of cash and cash equivalents was mainly due to additional cash flow generated from operation activities of $303,436 during the nine months ended September 30, 2012. Management believes that the Company’s profitability and increases in available cash and cash equivalents will help ensure our continued operations for the next three months, but there can be no assurance that our profitability will continue.

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

  Changes in Internal Controls over Financial Reporting.

During the six months ended  September 30, 2012, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

GFR PHARMACEUTICALS, INC.

DATE: November 14, 2012	By:	/s/ Zhao Yan Ding
Zhao Yan Ding, Chief Executive Officer
(Principal executive officer)

DATE: November 14, 2012	By:	/s/ Zhong Ya Li
Zhong Ya Li, Chief Financial Officer
(Principal financial officer)