Form 10-K
period 2012-12-31
GFR PHARMACEUTICALS INC
filed 2013-03-29
CIK 1096294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012

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
Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405  of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates (26,079,940  shares)  was approximately $17,734,359.2, based on the closing price of $0.68 for the Common Stock on June 29, 2012.

As of March 25, 2013, there were 42,079,940 shares of common stock outstanding.

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

Pursuant to the Hua Long Agreement, we paid Hua Long Shareholders approximately $187,500 in cash to acquire 100% interest in the shares of registered capital of Hua Long. Hua Long acts as the holding company of New Century. The acquisition of Hua Long allowed us to complete the legal processing regarding the share exchange with New Century in China. Upon completion of the acquisition, we owned 100% interest of Hua Long and 95% interest of New Century through Hua Long. Consolidated financial statements are filed in this annual report for the year ended December 31, 2012.

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

Xi’an Jiaoda Bao Sai Bio-technology Co., Ltd

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

Mr. Wang Li-An, one of the Company’s directors, is also a director and the Vice General Manager of Bao Sai.  Mr. Guo Li Zheng, who is the brother of Guo Li An (our principal shareholder) owns  3.23% of the Bao Sai common stock and no shares of the Company.   Additionally, Mr. Zhao Yan Ding and Ms. Zhong Ya Li, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, were officers of Bao Sai through the date of the acquisition agreement.

Overview of Business

The Company is a holding company with two business segments.  The Company is involved in a Cancer Diagnosis and Treatment Center, which is a joint operation of PET and PET-CT Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center in the PRC. The Company also operates a biological extraction business that extracts raw materials for medicine ingredients and distributes the extracted ingredients for medicine manufacturing uses.

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

Cancer Diagnosis and Treatment Center

New Century owns radiology and oncology equipment and provides it to Tangdu Hospital, which is affiliated with the Fourth Military Medical University. New Century currently owns four different devices, two of them used for radiological imaging of cancer, the others used for the cancer treatment for the brain and body. The Company’s medical equipment is used in Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”).  Tangdu Hospital is located in Xi’an, a city of over 9-million people and the capital of Shaan Xi province.

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

In order to take advantage of improved technology in this market and the need for additional capacity at the Center, the Company purchased a set of PET-CT cancer examination equipment in 2011, which is amongst the most advanced cancer examination equipment in the world.  New Century entered into a supplementary agreement to the Tangdu Agreement with Tangdu Hospital on June 21, 2011 to cooperate in exploiting the business opportunity of the PET-CT equipment (“Supplemental Agreement”). Pursuant to the Agreement, the Company agreed to provide a new set of medical equipment and the Center agreed to jointly operate this equipment at the existing medical center. The purchase price of this medical equipment was approximately $4,332,000 (equal to RMB28 million). Under the Supplemental Agreement, the Center ordered and paid for the medical equipment in accordance with their need and specification. The Company acquired the medical equipment by offsetting the payment for the purchase of the equipment against the accounts receivable payable by the Center. In return, both parties agreed to share net revenues generated from services rendered, on a monthly basis, when earned, at their net realizable amounts from patients for services rendered at contractually established billing rates, after deducting the total operating cost of the center, in a term of 6 years, commencing from January 2012. The profit sharing ratio during the PET-CT cooperation period will be 7:3, with New Century receiving 70% of the profits. At the end of the six year period, Tangdu Hospital will be entitled to 100% of the profits. The PET-CT equipment was installed in December 2011 commenced limited operation in January 2012, and completed acceptance in July 2012 and is fully operational .  At the expiration of six years, Tangdu Hospital has an option to purchase the medical equipment used in the center at 50% of their residual values.

As of December 31, 2012, New Century owned three different devices used in the medical centers, and the profit sharing percentage to New Century was  60 % with respect to the devices subject to the initial Tangdu Agreement and 70% with respect to the one device subject to the Supplemental Agreement.   The cases processed in the Center, averaged  284 cases per month in 2012 compared with 278 cases per month in 2011.  For the year ended December 31, 2012, the Center accounted for $3,345,636, or 78%, of the Company’s revenues.

We believe that our medical center business has a good potential to grow due our competitive facilities, services, and reputation of Tangdu Hospital in Northwest China including Shaan Xi province and four other adjacent provinces and the growth in demand for our services and the installation of equipment with improved technology.  To grasp this market opportunity, New Century intends to expand the operation by investing in an additional tumor therapy center or hospital and a modernized tumor institute. However, such expansion will require additional capital and should we seek additional capital, there is no assurance it will be available..

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

Until 2009, Bao Sai’s operations had consisted of bio-extraction and development of new products. In 2010, based on the separation media, our new products developed from traditional biochemical products were media derivatives. In 2011, Bao Sai successfully developed the following bio-separation media civil products: Anti-virus Mask, Functional Medium Cigarette Holder and Water Purifier (including Multimedia Water Purifier and Reverse Osmosis Water Purifier). In 2012, we got the registered certificate and applied four patents for the Anti-virus Mask. The Anti-virus Mask is allowed to be put into market and we are finding manufacturers and distributors.

The water filtration products combine the media products to create a product that to purify water for human consumption. A limited number of water filtration products are being tested.  The Company expects to produce the separation medium and use a manufacturer to make and assemble the machine.  The environmental certificate for the products has been issued.  The products have been sent to the national testing center for the test of functionality and safety. We will market the products after passing the test and getting the Sanitation License. In 2012, we tested our water filtration and got feedback information from marketing and clients who enjoyed our samples or giveaway. It is showed that there are still some problems in our design. So we have suspended the production of our water filtration and become to improve the function design. Now it is in the test.

With respect to the Functional Medium Cigarette Holder, we are going to apply for two patents.  We have submitted the required information for the patents prosecution, which is in the process of review by the approval authority. The product has been test marketed on a limited basis. We need to redesign appearance of our product according to the feedback from market and clients. The company is going to cooperate with the sales agent to do a marketing plan and sell our products. Now we are looking for the suitable sales agent.

Pursuant to this effort, Bao Sai entered into a Research and Development Cooperation Contract with Xian Jiao Tong University R&D Center for Natural Chinese Medicine and Engineering (“the University”) in 2005.  According to the Cooperation Contract, Bao Sai provides funds in the research on the use of biological separation technology in the development of Xin Kang Ping medicine to treat heart diseases. The University performs all the laboratory work related to the general research project and toxic tests as the prerequisites of the clinical trial process for the application of a new medicine. The University presents the research result to Bao Sai, and Bao Sai has all the right to the project report and possible patent right as a result of the project. This contract expired on August 25, 2008 and was not renewed. However, we have been able to continue the pharmacodynamics test and toxicology test as the prerequisite to the commencement of clinical trials for the development of Xin Kang Ping medicine and retain the right to the potential patent. At present, these two tests are close to successful completion. As the rules of State Food and Drug Administration of China (“SFDA”), now, Xin Kang Ping was changed its name to Fu Fang Dan Chuan Jiao Nang and we are in the process of applying for the clinical trial process with the SFDA. Upon the approval by SFDA, we will start clinical trials for Fu Fang Dan Chuan Jiao Nang. Less time is generally required in China than in the United States to complete the clinical trials for a new medicine, and the cost of clinical trials in China is also generally lower than those held in the US. We therefore expect that we can complete the clinical trials sooner than would be the case in the United States and at lower cost. Should the tests be successful and we obtain the approval of SFDA for the new medicine, we expect this new pharmaceutical product will be marketed in the PRC.

The operations of Bao Sai are in the development stage and most of its efforts are focused on the research and development of new pharmaceutical and agricultural medium products, and planning to market these products.  In 2012, Bao Sai spent approximately $103,138 in research and development of new biological separation medium products and new medicine. Most of the money was used for the development of bio-separation media derivatives.

Considering the broad market prospects of separation media product, in order to improve its competitiveness in the market, the company plans to expand the process scale of the separation media and reduce its cost. In October 2012, the company began to build an automation production line workshop for separate media products at Xi'an Fengjing Industrial Park in Huxian County, Xi’an Shaanxi province. Construction is expected to take about two years and the facility is expected to be operational at the end of September 2014. Total investment for the production line is about $3,000,000 (RMB20 million). The production workshop has been built. We have invited bids for the production equipment which is being developed and produced by the manufacturers.

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

We are divided into six departments, including administration, marketing, facility management, network, R&D center and finance. As of December 31, 2012, we had 67 full-time employees, with 28 in New Century and 39 in Bao Sai.  All our employees are employed on a full-time basis. No one is involved in any labor disputes. We believe that our relations with our employees are good.

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

Tangdu Hospital accounted for over 78 % of our revenues and all our gross profit in fiscal year 2012.   We may lose Tangdu Hospital as a significant customer if the existing contract expires without being extended, renewed, renegotiated or replaced or is terminated by Tangdu Hospital prior to expiration, to the extent such early termination is permitted by the contract. If we lose Tangdu Hospital as a customer or the business suffers adverse development, our financial condition will be materially and adversely affected.

Additonal capital needed to complete our expansion plans may not be obtained.

We need additional capital in order to complete our expansion plance, including completion of the extraction manufacturing facility that is under construction.   There is no assuarance that such capital can be raised on terms acceptable to the Company.   Without such capital, our expansion may be delayed and our business adversely affected.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. We have established disclosure controls and procedures effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2012. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

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

Before obtaining the approvals of SFDA for the sale of certain products (including medicines we are developing with XiAn Jiao Tong University R&D Center for Natural Chinese Medicine and Engineering), our product cannot get into the clinical trials. There is no assurance that our new products can receive the approval from SFDA.

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

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosures.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business take place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosures. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosures and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

Our auditor, like other independent registered public accounting firms operating in China, is not permitted to be subject to inspection by Public Company Accounting Oversight Board, and as such, investors may be deprived of the benefits of such inspection.

 Our independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or PCAOB, is required by the laws of the United States to undergo regular inspections by PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditor is located in China, a jurisdiction where PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditor, like other independent registered public accounting firms operating in China, is currently not inspected by PCAOB.

Inspections of other firms that PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of PCAOB to conduct inspections of independent registered public accounting firms operating in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the United States Securities and Exchange Commission. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our Company.  This situation will be costly and time consuming and distract our management from growing our Company. If such allegations are not proven to be groundless, our Company and business operations will be severely impacted and your investment in our stock could be rendered worthless.

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

Item 4.  Mine Safety Disclosure

Not applicable.

PART II

Item 5.  Market for Common Equity and Related and Stockholder

Market for Common Stock

Our Common Stock was previously quoted on the OTC Electronic Bulletin Board, a service maintained by The NASDAQ Stock Market, Inc., under the symbol “GFRP.OB”. In February of 2011, due to the transformation of our market makers to use the platform provided by OTC Markets Group to quote OTC securities the Company began trading on the OTCQB.

The Company intends to closely monitor its status on the bulletin board as it evaluates its alternatives such as determining whether to remain listed for quotation on the OTCQB or explore a listing on a national securities exchange.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by OTCQB and OTC Bulletin Board. Trading in our Common Stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and do not necessarily reflect actual transactions. Set forth below is the range high and low bid information for our Common Stock for each quarter of the years ended December 31, 2012 and 2011.

	High	Low
2011
Quarter Ended March 31, 2011	$1.18	$0.58
Quarter Ended June 30, 2011	$1.50	$0.99
Quarter Ended September 30, 2011	$1.60	$0.12
Quarter Ended December 31, 2011	$0.88	$0.51

2012
Quarter Ended March 31, 2012	$0.75	$0.07
Quarter Ended June 30, 2012	$0.70	$0.30
Quarter Ended September 30, 2012	$0.70	$0.25
Quarter Ended December 31, 2012	$0.70	$0.11

As of March 25, 2013 there were 3,015 stockholders of record of our Common Stock. Our registrar and transfer agent is Securities Transfer Corporation located at 2591 Dallas Parkway Suite 102, Frisco Texas 75034. Their telephone number is (469) 633-0101.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

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

After consolidation, GFR Pharmaceuticals, Inc. is a holding company with two business segments. The Company is involved in bio-extraction, researching and inventing, manufacturing and sales of biological separation medium products operated by Xi’an Jiaoda Bao Sai Bio-technology Co., Ltd (“Bao Sai”). The Company also operates a Cancer Diagnosis and Treatment Center with a professional team of doctors through Shaan Xi New Century Scientific Investment Development Ltd. (“New Century”), which is 95% owned by the Company, in the PRC.

New Century

New Century is a medical equipment investment management company, which mainly engages in investment and management of cancer treatment equipment and provides comprehensive services for customers with advanced radiology and oncology equipment. New Century currently owns four different devices, two of them used for radiological imaging of cancer, the others used for the cancer treatment for the brain and body. The Company’s medical equipment is used in Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”). The cases processed in the Center averaged 284 cases per month in 2012, and 278 cases per month in 2011.  For the year ended December 31, 2012, the Center accounted for $3,345,636, or 78% of the Company’s revenues.  See “Business – Overview of Business”.

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

The Center runs at full capacity and the existing equipment capacity cannot meet the requirements of patients. In order to benefit from the improved technology of medical equipment and to keep our competitive advantage in this medical market, New Century purchased a set of PET-CT cancer examination equipment, which is amongst the most advanced cancer examination equipment in the world.  On June 21, 2011, New Century entered into the Supplemental Agreement to cooperate in exploiting the business opportunity of the PET-CT equipment (“Supplementary Agreement”). Pursuant to the Agreement, the Company agreed to provide a new set of medical equipment and the Hospital agreed to jointly operate this equipment at the existing medical center. The purchase price of this medical equipment is approximately $4,332,000 (equal to RMB28 million). The Company agreed to acquire the medical equipment in lieu of accounts receivable due from the Hospital and the Hospital agreed to make the order and payment of the medical equipment in accordance with their need and specification. In return, New Century and Tangdu Hospital agreed that the cooperation period of PET-CT is six years, commencing January 2012. The profit sharing ratio during the PET-CT cooperation period will be 7:3, with New Century receiving 70% of the profits.  The PET-CT equipment was installed in December 2011, commenced limited operation in January 2012, and completed acceptance in July 2012 and is fully operational.

Upon the expiration of the Tangdu Agreement and Supplementary Agreement, the Tangdu Hospital has an option to purchase the equipments subject to the Tangdu Agreement and Supplementary Agreement for fifty percent of its residual value.

With our competitive facilities, services, and the reputation of Tangdu Hospital in Northwest China, including Shaan Xi province and four other adjacent provinces, our medical center business has good growth potential.  New Century intends to expand the operation by investing in an additional tumor therapy center or hospitals and a modernized tumor institute. However, the Company needs additional capital to finance its expansion plans.  The Company does not have a commitment for such additional capital and there is no assurance such capital can be obtained on terms acceptable to the Company.

Bao Sai

Bao Sai is authorized by the Chinese government to research, invent, manufacture and sell biological separation medium products. We have the technology and facilities for the separation and purification of biological products and natural medicines and manufacture the agarose products of separation media.

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

The operations of Bao Sai are in the development stage and most of its efforts are focused on the research and development of new pharmaceutical and biological medium products, and we intend to market these products when development is complete and any required certifications are received.  In 2011, the Company has successfully developed  several new product using the separation technology, a Functional Medium Cigarette Holder  and two Water Purifiers (including Multimedia Water Purifier and Reverse Osmosis Water Purifier)..  See “Business – Overview of Business.”  In 2012, Bao Sai spent approximately $103,138 in research and development of new biological separation medium products and new medicine. Most of the money was used to the development of bio-separation media civil products.  We also expect progress on our other research projects to create more civil products.

Considering the broad market prospects of separation media product, in order to improve its competitiveness in the market, the company plans to expand the process scale of the separation media and reduce its cost. In October 2012, the company began to build an automation production line workshop for separate media products at Xi'an Fengjing Industrial Park in Huxian County, Xi’an Shaanxi province. The construction period is about two years and it is expected to be put into production at the end of September 2014. Total investment for the production line is about $3,000,000 RMB20 million. At present, the production workshop has been built. We have invited bids for the production equipment which will be developed and produced by the manufacturers.
 Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net revenue decreased from $4,674,289 for the year ended December 31, 2011 to $4,271,794 for the year ended December 31, 2012, with a decrease of 8.61%. This decrease was attributed primarily to the decreased revenues, with $375,640 from the service revenue of New Century and $81,602 from technology service operated by Bao Sai.

Our operating expenses increased from $722,100 in 2011 to $980,556 in 2012. The increase is mainly attributable to depreciation and amortization, which increased $43,230 and recovery from uncollectible receivables, which decreased $109,763. As well, general and administrative expenses also increased from $680,568 in 2011 to $786,031 in 2012, an increase of 105,463 or 15.5%. The increase of general and administrative expenses is mainly attributable to the increase in general and administrative expenses and decrease of recovery from uncollectible receivables, because our product sales and research expenses increased in 2012.

Net income attributable to the Company decreased from net income of $1,970,850 for the year ended December 31, 2011 to net income of$1,277,175 for the year ended December 31, 2012. The decrease is mainly attributable to the increase of cost of revenue. The total cost of revenue increased from $1,221,931 in 2011 to $1,498,318 in 2012, an increase of $276,387 or22.62%, mainly attributable to the operating costs incurred for medical equipment of $451,785.

As of December 31, 2012, our property, plant and equipment, was $9,586,648, with a decrease of $1,510,742 from $11,097,390 as of December 31, 2011. The decrease is mainly attributed from the increase of the depreciation and amortization.

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

Liquidity and Capital Resources

Net Cash Provided By Operating Activities.

For the fiscal year ended December 31, 2012, net cash provided by operating activities was $1,198,438, which consisted primarily of net income of $1,335,080, depreciation and amortization of $1,605,956, loss on disposal of plant and equipment of $2,309, a decrease in inventories and prepayments and other current assets of $68,519 and $16,983, respectively, a decrease in accounts payable and income tax payable of $26,758 and $110,723, respectively, and net-off by recovery from allowance for doubtful accounts, uncollectible accounts and inventory allowance in aggregate of $131,131, an increase in accounts receivable of $1,475,581, and a decrease in other payables and accrued liabilities of $86,216.

For the fiscal year ended December 31, 2011, net cash provided by operating activities was $480,961, which consisted primarily of net income of $2,057,347, depreciation and amortization of $844,305, loss on disposal of plant and equipment of $9,941, a decrease in inventories and prepayments and other current assets of $31,179 and $200,624, respectively, an increase in accounts payable and income tax payable of $15,085 and $6,670, respectively, and net-off by recovery from allowance for doubtful accounts, uncollectible accounts and inventory allowance in aggregate of $221,209, an increase in accounts receivable of $2,305,637 (in which $3,098,661 was in lieu of the purchase of new medical equipment), and a decrease in other payables and accrued liabilities of $157,344.

Net Cash Used in Investing Activities.

For the fiscal year ended December 31, 2012, net cash used in investing activities was $1,018,322, which primarily attributable to proceeds from disposal of plant and equipment of $1,583 and payment on construction in progress of $1,012,683 and purchase of plant and equipment of $7,222.

For the fiscal year ended December 31, 2011, net cash used in investing activities was $303,344, which primarily attributable to proceeds from disposal of plant and equipment of $3,099 and payment on purchase of plant and equipment of $306,443.

Net Cash Used in Financing Activities.

For the fiscal years ended December 31, 2012 and 2011, net cash used in financing activities was $79,116 and $31,829, respectively.

Working Capital

Our working capital is $695,078 as of December 31, 2012, compared to $(1,184,773) as of December 31, 2011. The increase is mainly attributable to increase in monetary capital and accounts receivable and decrease in accrued liabilities and other payables.

    Stockholder’s equity

Stockholder’s equity increased from $9,206,787 as of December 31, 2011 to $10,577,283 as of December 31, 2012. In addition, our principal shareholder, Mr. Guo Li’an, made a loan to fund our operations. As of December 31, 2012, the balance of the loan was $463,721, which was unsecured, interest-free and repayable on demand.

We have a 75% equity interest in Medicine but Medicine is no longer consolidated as it discontinued operations in 2007.  We recovered $0 and $0 from this unconsolidated affiliate for the years ended December 31, 2012 and 2011, respectively.

We have two business segments – the Cancer Diagnosis and Treatment Center at Tangdu Hospital and the biological separation medium and the biological extraction business. We are dependent on the continued success of the operations at the cancer diagnostic and treatment business to continue our operations. In 2012, the cancer treatment business accounted for $3,345,636 or 78% of our revenue and generated $1,214,112 of net income.  The biological separation medium and extraction business generated $926,158 of revenue in 2012 as compared to $953,013 in 2011.

In addition, as of December 31, 2012 and 2011, allowance for doubtful accounts receivable was $462,377 and $497,292, respectively. The inability to collect more outstanding receivables can aversely affect our operations.  Tangdu Hospital accounted for all of the revenues from the cancer diagnosis and treatment center and $636,669 of accounts receivable as of December 31, 2012.

Liquidity Analysis

	December 31, 2012	December 31, 2011
Working Capital	$695,078	$(1,184,773)
Stockholders’ Equity	$10,577,283	$9,206,787
Total Liabilities	$1,589,081	$3,122,677

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2012, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2012.

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

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Inflation in China has recently increased substantially. The inflation rate in China was reported at 2.5 percent in December 2012. These factors have led to the adoption by the Chinese government, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Price inflation can affect our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if we are unable to pass along raw material price increases to customers. Similarly, the cost of the ongoing construction of our new facility and the installation of our equipment may increase as a result of these recent inflationary trends, which are expected to continue in the near future. Accordingly, inflation in China may weaken our competitiveness domestically or in international markets.

 Item 8.   Financial Statements

GFR PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GFR Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of GFR Pharmaceuticals, Inc. and its subsidiaries (“the Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, cash flows and equity for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited
Certified Public Accountants

Hong Kong, China
March 29, 2013

Unit 602, 6/F., Hoseinee House, 69 Wyndham Street, Central, Hong Kong
Tel: (852) 2573 2296 Fax: (852) 2384 2022	http://www.hkcmcpa.us

GFR PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$564,548	$460,883
Accounts receivable, net	757,796	532,167
Inventories, net	20,839	31,067
Prepayments and other current assets	83,575	61,272
Operating lease prepaid, current portion	7,851	7,806

Total current assets	1,434,609	1,093,195

Property, plant and equipment, net	9,586,648	11,097,390
Construction in progress	1,013,283	-
Operating lease prepaid, non-current portion	131,824	138,879

TOTAL ASSETS	$12,166,364	$12,329,464

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,850	$44,370
Amount due to a related party	463,721	521,790
Income tax payable	92,845	202,473
Other payables and accrued liabilities	165,115	1,509,335

Total current liabilities	739,531	2,277,968

Long-term liabilities:
Loss in excess of investment in an unconsolidated affiliate	849,550	844,709

TOTAL LIABILITIES	1,589,081	3,122,677

Commitments and contingencies

Equity:
GFR Pharmaceuticals, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 shares issued and outstanding, respectively	42,080	42,080
Additional paid-in capital	3,712,120	3,712,120
Accumulated other comprehensive income	537,282	501,866
Statutory reserve	1,140,591	1,002,635
Retained earnings	4,397,808	3,258,589
Total GFR Pharmaceuticals, Inc. stockholders’ equity	9,829,881	8,517,290
Non-controlling interest	747,402	689,497

Total equity	10,577,283	9,206,787

TOTAL LIABILITIES AND EQUITY	$12,166,364	$12,329,464

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2012	2011
Revenues, net:
Service revenue	$4,061,781	$4,519,023
Product sales	210,013	155,266
Total revenues, net	4,271,794	4,674,289

Cost of revenue (inclusive of depreciation):
Cost of service	1,351,887	1,083,756
Cost of products	146,431	138,175
Total cost of revenue	1,498,318	1,221,931

Gross profit	2,773,476	3,452,358

Operating expenses:
Depreciation and amortization	280,134	236,904
Recovery from uncollectible accounts	(85,609)	(195,372)
General and administrative	786,031	680,568
Total operating expenses	980,556	722,100

Income from operations	1,792,920	2,730,258

Other income:
Interest income	2,013	1,510
Total other income	2,013	1,510

Income before income taxes	1,794,933	2,731,768

Income tax expense	(459,853)	(674,421)

NET INCOME	1,335,080	2,057,347

Less: net income attributable to non-controlling interest	(57,905)	(86,497)

Net income attributable to GFR Pharmaceuticals, Inc.	$1,277,175	$1,970,850

Net income per share – Basic and diluted	$0.03	$0.05
Net income per share attributable to GFRP Pharmaceuticals, Inc.	$0.03	$0.05

Weighted average common shares outstanding – Basic and diluted	42,079,940	42,079,940

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2012	2011

Net income	$1,335,080	$2,057,347

Other comprehensive income, net of tax:
- Foreign currency translation gain	35,416	188,172

Comprehensive income	1,370,496	2,245,519

Less: comprehensive income attributable to non-controlling interest	(57,905)	(86,497)
Comprehensive income attributable to GFR Pharmaceuticals, Inc.	$1,312,591	$2,159,022

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2012	2011
Cash flows from operating activities:
Net income attributable to GFR Pharmaceuticals, Inc.	$1,277,175	$1,970,850
Net income attributable to non-controlling interest	57,905	86,497
Consolidated net income	1,335,080	2,057,347
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,605,956	844,305
Loss on disposal of plant and equipment	2,309	9,941
Recovery from doubtful accounts	(21,492)	(40,778)
Recovery from uncollectible accounts	(51,520)	(154,594)
Recovery of inventory allowance	(58,119)	(25,837)
Change in operating assets and liabilities:
Accounts receivable	(1,475,581)	(2,305,637)
Inventories	68,519	31,179
Prepayments and other current assets	16,983	200,624
Accounts payable	(26,758)	15,085
Income tax payable	(110,723)	6,670
Other payables and accrued liabilities	(86,216)	(157,344)

Net cash provided by operating activities	1,198,438	480,961

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	1,583	3,099
Payments on construction in progress	(1,012,683)	-
Purchase of plant and equipment	(7,222)	(306,443)

Net cash used in investing activities	(1,018,322)	(303,344)

Cash flows from financing activities:
Repayment to a related party	(79,116)	(31,829)

Net cash used in financing activities	(79,116)	(31,829)

Effect on exchange rate change on cash and cash equivalents	2,665	14,379

NET CHANGE IN CASH AND CASH EQUIVALENTS	103,665	160,167

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	460,883	300,716

CASH AND CASH EQUIVALENT, END OF YEAR	$564,548	$460,883

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$564,576	$667,752
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of equipment payment in lieu of accounts receivable	$1,287,222	$-
Purchase of medical equipment in lieu of accounts receivable	$-	$3,098,661

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	GFR Pharmaceuticals, Inc.
	Common stock		Additional paid-in	Accumulated other comprehensive	Statutory	Retained	Non-controlling	Total
	No. of shares	Amount	capital	income	reserve	earnings	interest	equity
Balance as of January 1, 2011	42,079,940	$42,080	$3,712,120	$313,694	$800,309	$1,490,065	$603,000	$6,961,268

Foreign currency translation adjustment	-	-	-	188,172	-	-	-	188,172

Net income for the year	-	-	-	-	-	1,970,850	86,497	2,057,347

Appropriation to statutory reserve	-	-	-	-	202,326	(202,326)	-	-

Balance as of December 31, 2011	42,079,940	$42,080	$3,712,120	$501,866	$1,002,635	$3,258,589	$689,497	$9,206,787

Foreign currency translation adjustment	-	-	-	35,416	-	-	-	35,416

Net income for the year	-	-	-	-	-	1,277,175	57,905	1,335,080

Appropriation to statutory reserve	-	-	-	-	137,956	(137,956)	-	-

Balance as of December 31, 2012	42,079,940	$42,080	$3,712,120	$537,282	$1,140,591	$4,397,808	$747,402	$10,577,283

See accompanying notes to consolidated financial statements.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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

As a result of deconsolidation under ASC 810 and the application of the equity method under ASC 323, GFRP had a negative basis in its investment in Medicine, the Equity Investee, because the subsidiary generated significant losses and inter-company liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in an unconsolidated affiliate” is reflected as a single amount on the Company’s consolidated balance sheet as approximately $849,550 and $844,709 as of December 31, 2012 and 2011, respectively.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2012 and 2011, the allowance for doubtful accounts was $462,377 and $497,292, respectively.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2012 and 2011, the inventory allowance was $619,170 and $637,299, respectively.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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
Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful life (years)			Residual value
Buildings		20		5%
Plant and equipment	5	–	13	5%
Motor vehicles	5	–	8	5%
Furniture, fixture and office equipment		5		5%
Leasehold improvement		5		-

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

•	Construction in progress

Construction in progress is stated at cost, which includes acquisition of land use rights, cost of construction and other direct costs attributable to the development of a new manufacturing facility in Xi’an City, Shaanxi Province, the PRC. Construction in progress is not depreciated until such time as the assets are completed and put into operational use. No capitalized interest is incurred during the period of construction.

•	Operating lease prepaid

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may grant the right to use the land for a specified period of time. Thus, all of the Company’s lands in the PRC are considered operating lease prepaid. Operating lease prepaid is amortized on a straight-line basis over the lease term of 50 years.

The lease expense on prepaid operating lease for the years ended December 31, 2012 and 2011 was $7,846 and $7,682, respectively. As of December 31, 2012, the estimated annual amortization of the prepaid operating lease for the next five years and thereafter is as follows:

Years ending December 31:
2013	$7,851
2014	7,851
2015	7,851
2016	7,851
2017	7,851
Thereafter	100,420

Total:	$139,675

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360-10, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years presented.

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

The Company recognizes revenue from the sale and trading of pharmaceutical and hygiene products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) under the PRC tax law which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for sales returns for the years ended December 31, 2012 and 2011.

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. No advertising expense was incurred for the years ended December 31, 2012 and 2011.

•	Research and development

Research and development costs are expensed when incurred in the development of new processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $103,138 and $29,145 of such costs for the years ended December 31, 2012 and 2011.

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

For the years ended December 31, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2012, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the year ended December 31, 2012, the Company filed and cleared 2011 tax return with its local tax authority in the PRC.

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statement of equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

The reporting currency of the Company is United States Dollars ("US$") and the accompanying financial statements have been expressed in US$. In addition, the Company's subsidiaries in the PRC maintain their books and records in their local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses are recorded as a separate component of accumulated other comprehensive income within the statement of equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:
	2012	2011
Year-end RMB:US$1 exchange rate	6.3161	6.3523
Annual average RMB:US$1 exchange rate	6.3198	6.4544

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operations as and when the related employee service is provided.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2012 and 2011, the Company operates in two reportable segments: Medical Business and Extraction Business in PRC.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. The Company adopted this ASU by presenting the comparative components of comprehensive income within our consolidated financial statements of operation and comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment”(“ASU 2011-08”). This ASU is intended to simplify how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of these changes had no impact on the Company’s consolidated financial statements.

On July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment”. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). This standard requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

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

Accounts receivable consisted of the following:

	As of December 31,
	2012	2011

Accounts receivable, at original cost	$1,266,232	$1,071,565
Less: allowance for doubtful accounts	(462,377)	(497,292)
Less: foreign translation difference	(46,059)	(42,106)

Accounts receivable, net	$757,796	$532,167

For the years ended December 31, 2012 and 2011, the Company recovered $21,492 and $40,778 of allowance for doubtful accounts, respectively.

4.           INVENTORIES, NET

Inventories consisted of the following:

	As of December 31,
	2012	2011

Raw materials	$22,995	$15,729
Finished goods	647,573	679,311
	670,568	695,040
Less: inventory allowance	(619,170)	(637,299)
Less: foreign translation difference	(30,559)	(26,674)

Inventories, net	$20,839	$31,067

For the years ended December 31, 2012 and 2011, the Company recovered $58,119 and $25,837 from inventory allowance, respectively.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

5.          PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	As of December 31,
	2012	2011

Advances to employees	$19,996	$49,186
Prepaid operating expenses	63,579	12,086

	$83,575	$61,272

6.          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2012	2011

Buildings	$1,926,972	$1,926,972
Plant and equipment	12,660,450	12,631,861
Motor vehicles	75,886	93,137
Furniture, fixture and equipment	172,423	174,486
Leasehold improvement	308,759	308,759
Foreign translation difference	599,371	509,699
	15,743,861	15,644,914
Less: accumulated depreciation	(5,965,726)	(4,383,038)
Less: foreign translation difference	(191,487)	(164,486)

Property, plant and equipment, net	$9,586,648	$11,097,390

Depreciation expense for the years ended December 31, 2012 and 2011 were $1,598,110 and $836,623 respectively, of which $1,325,823 and $607,399 were include in cost of revenue.

On June 21, 2011, the Company and the Hospital entered into a supplementary agreement (the “Agreement”) in connection with the expansion plan at the medical center. Pursuant to the Agreement, the Company agreed to provide a new set of medical equipment and the Hospital agreed to jointly operate this equipment at the existing medical center. The purchase price of this medical equipment is approximately $4,332,000 (equal to RMB28 million). The Company agreed to acquire the medical equipment in lieu of accounts receivable due from the Hospital and the Hospital agreed to make the order and payment of the medical equipment in accordance with their need and specification. In return, both parties mutually agreed to share net revenues generated from services rendered, on a monthly basis, when earned, at their net realizable amounts from patients for services rendered at contractually established billing rates, after deducting the total operating cost of the centers, in a term of 6 years, commencing from January 2012. At the expiry of 6 years, the Hospital has an option to purchase the medical equipment used in the center at 50% of their residual values.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.           CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for the construction of manufacturing facilities in connection with extraction technology in Xi’An City, Shaanxi Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $3 million (equal to RMB20 million) and it is expected to be completed in 2014. Once construction is completed and the facilities are approved to be used for operating activity, the construction in progress assets are placed into production and transferred into property, plant and equipment, whereupon they are depreciated over their estimated useful lives.

Construction in progress consisted of the following:

	As of December 31,
	2012	2011

Acquisition cost of land use rights	$554,139	$-
Construction cost of manufacturing facilities	459,144	-

	$1,013,283	$-

8.           AMOUNT DUE TO A RELATED PARTY

As of December 31, 2012 and 2011, a balance of $463,721 and $521,790 due to a major shareholder, Mr. Li’an Guo represented temporary advances to the Company which was unsecured, interest-free and repayable on demand. Imputed interest is considered not significant.

9.           OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of December 31,
	2012	2011

Business tax payable	$3,167	$22,076
Government levy payable	25,733	2,698
Value-added tax payable	16,953	6,568
Salaries and welfare payable	79,382	91,362
Advances from employees	6,235	21,268
Payable on equipment purchase	-	1,259,386
Advances from customers	-	38,726
Accrued operating expenses	33,645	67,251
	$165,115	$1,509,335

During the year ended December 31, 2012, equipment purchase payable was settled in lieu of accounts receivable.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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

As of December 31, 2012 and 2011, the investment in an unconsolidated affiliate is presented as follows:-

	As of December 31,
	2012	2011

Investment in Medicine at the date of acquisition	$106,804	$106,804
Amount due from Medicine	786,781	782,297
Less: allowance for doubtful accounts	(786,781)	(782,297)
Share of accumulated losses in Medicine	(870,823)	(870,823)
Foreign translation difference	(85,531)	(80,690)

Loss in excess of investment in an unconsolidated affiliate	$(849,550)	$(844,709)

For the years ended December 31, 2012 and 2011, the Company did not receive any recovery from an unconsolidated affiliate.

11.        INCOME TAXES

For the years ended December 31, 2012 and 2011, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Years ended December 31,
	2012	2011
Tax jurisdiction from:
– Local	$-	$-
– Foreign	1,794,933	2,731,768

Income before income taxes	$1,794,933	$2,731,768

The provision for income taxes consisted of the following:

	Years ended December 31,
	2012	2011
Current:
– Local	$-	$-
– Foreign	459,853	674,421

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$459,853	$674,421

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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

The PRC

Under the Corporate Income Tax Law of the People’s Republic of China, the Company’s subsidiaries in the PRC are subject to the unified statutory income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2012 and 2011 is as follows:

	Years ended December 31,
	2012	2011

Income before income taxes from PRC operation	$1,794,933	$2,731,768
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	448,733	682,942

Net operating loss not recognized as deferred tax assets	7,337	1,272
Recovery from doubtful accounts	(21,244)	(38,371)
Non-deductible items	25,027	28,578

Income tax expense	$459,853	$674,421

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards – PRC operation	$388,689	$376,258
Allowance for doubtful accounts	747,720	761,461
Total deferred tax assets	1,136,409	1,137,719
Less: valuation allowance	(1,136,409)	(1,137,719)

Deferred tax assets	$-	$-

As of December 31, 2012, the Company incurred $1,554,756 of aggregate cumulative operating losses carryforwards available to offset its taxable income for PRC income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $1,136,409 on the expected future tax benefits from the net operating loss carryforwards and allowance for doubtful accounts as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2012, the valuation allowance decreased by $13,741 primarily relating to the recovery from allowance for doubtful accounts.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

12.        NET INCOME PER SHARE

Basic net income per share is computed using the weighted-average number of the common share outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net income per share. The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2012 and 2011:

	Years ended December 31,
	2012	2011

Net income	$1,335,080	$2,057,347
Net income attributable to GFR Pharmaceuticals, Inc.	$1,277,175	$1,970,850

Weighted average common shares outstanding	42,079,940	42,079,940

Net income per share – Basic and diluted	$0.03	$0.05
Net income per share attributable to GFR Pharmaceuticals, Inc. – Basic and diluted	$0.03	$0.05

13.        SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

●	Medical Business – joint operation of PET Scanner and Rotary Gamma Ray Stereotactic Neurosurgery System imaging center in the PRC; and

●	Extraction Business – provision of extraction service and distribution of extracted pharmaceutical and hygiene products.

The Company operates these segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the years presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2012 and 2011. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

Summary of financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2012 and 2011:

	Year ended December 31, 2012
	Medical Business	Extraction Business	Total
Operating revenue from external customers:
Service revenue	$3,345,636	$716,145	$4,061,781
Product sales	-	210,013	210,013
Total revenues, net	3,345,636	926,158	4,271,794
Cost of revenue	(1,250,762)	(247,556)	(1,498,318)

Gross profit	$2,094,874	$678,602	$2,773,476

Depreciation and amortization	$1,327,938	$278,018	$1,605,956
Net income	1,214,112	120,968	1,335,080
Expenditure for long-lived assets	$-	$1,019,905	$1,019,905

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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

For the years ended December 31, 2012 and 2011, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

14.        CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. They are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $28,589 and $25,911 for the years ended December 31, 2012 and 2011, respectively.

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

For the years ended December 31, 2012 and 2011, the Company made appropriations of $137,956 and $202,326 to statutory reserve, respectively.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

16.        CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the years ended December 31, 2012 and 2011, the customers who accounted for 10% or more of the Company’s revenues, are presented as follows:

	Year ended December 31, 2012		December 31, 2012
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$3,345,636	78%	$636,669
Customer B	716,145	17%	63,330

Total:	$4,061,781	95%	$699,999

	Year ended December 31, 2011		December 31, 2011
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$3,721,277	80%	$441,144
Customer B	765,956	16%	62,969

Total:	$4,487,233	96%	$504,113

(b)         Major vendors

For the year ended December 31, 2012 and 2011, the vendors who accounted for 10% or more of the Company’s purchases, are presented as follows:

	Year ended December 31, 2012		December 31, 2012
	Purchases	Percentage of purchase	Accounts payable

Vendor C	$24,856	49%	$-
Vendor D	6,677	13%	-
Vendor E	5,468	11%	-

Total:	$37,001	73%	$-

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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

17.         COMMITMENTS AND CONTINGENCIES

(a)          Operating lease commitments

The Company is committed to an office space under a non-cancelable operating lease agreement with a term of 2 years with fixed monthly rentals, expiry in June 2013. Total rent expenses for the years ended December 31, 2012 and 2011 was $2,278 and $2,231, respectively.

As of December 31, 2012, the Company has $1,070 of future minimum rental payments due under the non-cancelable operating lease agreement in the next twelve months.

GFR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b)         Capital commitments

As of December 31, 2012, the Company is committed to the future contingent payments of approximately $394,000 in connection with the construction of manufacturing facilities in the next twelve months.

18.        SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2012 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in ‘Internal Control – Integrated Framework’. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on these criteria.

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

There were no changes in our internal controls over financial reporting during the last fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

DIRECTORS AND OFFICERS

Name	Age	Position	Period In Office

Zhao Yan Ding	39	Chief Executive Officer &	January 2008 - Present
		Director

Zhong Ya Li	33	Chief Financial Officer &	January 2008 - Present
		Director

Wang Li An	49	Director	September 2006 - Present

The following is a summary of the business experience and other biographical information with respect to each of the Company’s officers and directors listed in the above-referenced table.

Zhao Yan Ding – Chief Executive Officer and Director

Mr. Zhao Yan Ding, our Chief Executive Officer, holds a master’s degree as a senior engineer. He worked for Xi'an Herbal Medicine Company in the Administration and Marketing Department from 1997 to 2001, and gained the honor of advanced staff within two years. In 2001, he took a position with Xi'an Rising Bio-sep Bio-technique Co., Ltd. in the Researches & Production Department.  He also worked for Zhejiang Haikang Bio-Products Co., Ltd, to set up their bio research department within company. From 2003 to the present, he has worked in Xi'an Bio-sep Bio-technique Co., Ltd. as their chief of research and the supervisor of the company. The Board believes that Mr. Zhao has the experience, qualifications, attributes and skills necessary to serve on the Board because of his extensive academic knowledge of the biotech industry and research accomplishments, the leadership and strategic direction he showed in Zhejiang Haikang Bio-Products Co., Ltd, and his unparalleled knowledge of the Company and its business by serving the Company for seven years. Mr. Zhao is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past seven years.

Zhong Ya Li – Chief Financial Officer and Director

Ms. Zhong Ya Li, our Chief Financial Officer, holds a bachelor degree in accounting.  Ms. Zhong Ya Li previously worked at Xi'an Rising Building Management Co., Ltd as a cashier and the chief accountant from 1999 to 2003. She then worked for the Xi'an Bio-sep Bio-technique Co., Ltd as their Chief Accountant. In 2006, she was promoted to Vice Chief Financial Officer of Xi'an Bio-sep Bio-technique Co., Ltd. The Board believes that Ms. Zhong has the experience, qualifications, attributes and skills necessary to serve on the Board because of her relevant experience in finance and accounting. Ms. Zhong is not a member of the Board of any other public company or any investment company, neither has she been a member of the boards of directors of such companies for the past seven years.

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, or control persons has been involved in any of the following events during the past ten years:

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

Summary Compensation Table

The following table sets forth compensation earned by the executive officers during the three years preceding December 31, 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhao Yan Ding	2012	10,475	-	-	-	-	-	-	10,475
Chief Executive	2011	9,198	-	-	-	-	-	-	9,198
Officer	2010	8,503	-	-	-	-	-	-	8,503

Zhong Ya Li,	2012	8,624	-	-	-	-	-	-	8,624
Chief Financial	2011	8,366	-	-	-	-	-	-	8,366
Officer	2010	7,966	-	-	-	-	-	-	7,966

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

 Stock Option Plan

The Company has established the 2002 Incentive and Non-qualified Stock Option Plan (“the Plan”) under which we may grant to employees, officers, directors, attorneys, consultants or other advisers of the Company or affiliated companies up to 10,000,000 shares of common stock with such exercise price and vesting periods as the Board of Directors deems to be in the best interest of the Company. As of December 31, 2012, no options or shares have been granted under the Plan.

Compensation of Independent Directors

The Company has no independent directors.

Employment Agreements

We have entered into written employment agreements, through our subsidiary Bao Sai, with Zhao Yan Ding, our Chief Executive Officer, and Zhang Ya Li, our Chief Financial Officer, for terms of two years from January 1, 2012 to December 31, 2013, in connection with their services for Bao Sai. For the term from January 1, 2013 to December 31, 2013, the base salaries for our officers are (based on a 6.4544 exchange rate for RMB to USD): Mr. Zhao Yan Ding, $10,475_; Ms. Zhong Ya Li, $ 8624.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 20, 2013 (i) each person known to us to be the beneficial owner of more than 5% of its Common Stock, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.

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
XinChengQuChangLeXiLu169Hao Xi’An Shaan Xi Province, P.R. China 710054

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

(3)
Percentage ownership for a given individual or group is calculated on the basis of (i) the amount of outstanding shares owned as of March 20, 2013 plus , (ii) the number of shares that such individual or group has the right to acquire within sixty (60) days pursuant to options, warrants, conversion privileges or other rights.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

Mr. Guo Li An, who owns 38.03% of the Company, made a loan to fund our operations. As of December 31, 2012 and 2011, the balance of the loan was $463,721 and $521,790, respectively which was unsecured, interest-free and repayable on demand.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our auditor is HKCMCPA Company Limited.

Audit Fees

HKCMCPA Company Limited billed $60,000 to the Company for professional services rendered for the audit of our 2012 financial statements and billed $60,000 to the Company for professional services rendered for the audit of our 2011 financial statements.

Audit-Related Fees

Not Applicable

Tax Fees

The current independent accountants billed $0 to the Company during 202 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

HKCMCPA Company Limited billed $0 to the Company in 2012 and 2011 for services not described above.

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

Date: March 29, 2013

GFR PHARMACEUTICALS, INC.

By:	/s/ Zhao Yan Ding
Zhao Yan Ding, Chief Executive Officer

By:	/s/ Zhong Ya Li
Zhong Ya Li, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhao Yan Ding	Director	March 29 2013
Zhao Yan Ding

/s/ Zhong Ya Li	Director	March 29, 2013
Zhong Ya Li

/s/ Wang Li-An	Director	March 29, 2013
Wang Li-An