Form 10-Q
period 2013-03-31
GFR PHARMACEUTICALS INC
filed 2013-05-14
CIK 1096294

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of common stock, $0.001 par value per share, outstanding as of May 14, 2013 was 42,079,940.

GFR Pharmaceuticals
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2013
INDEX

PART I. FINANCIAL INFORMATION
Item 1 Financial Statements

GFR PHARMACEUTICALS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,049,852	$564,548
Accounts receivable, net	770,160	757,796
Inventories, net	19,190	20,839
Prepayments and other current assets	84,304	83,575
Operating lease prepaid, current portion	7,894	7,851

Total current assets	1,931,400	1,434,609

Non-current assets:
Property, plant and equipment, net	9,240,511	9,586,648
Construction in progress	1,028,121	1,013,283
Operating lease prepaid, non-current portion	130,575	131,824

TOTAL ASSETS	$12,330,607	$12,166,364

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,055	$17,850
Amount due to a related party	483,615	463,721
Income tax payable	51,306	92,845
Other payables and accrued liabilities	143,842	165,115

Total current liabilities	696,818	739,531

Long-term liabilities:
Loss in excess of investment in an unconsolidated affiliate	854,216	849,550

TOTAL LIABILITIES	1,551,034	1,589,081

Commitments and contingencies

Equity:
GFR Pharmaceuticals, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,079,940 shares issued and outstanding as of March 31, 2013 and December 31, 2012	42,080	42,080
Additional paid-in capital	3,712,120	3,712,120
Accumulated other comprehensive income	578,106	537,282
Statutory reserve	1,140,591	1,140,591
Retained earnings	4,551,659	4,397,808
Total GFR Pharmaceuticals, Inc. stockholders’ equity	10,024,556	9,829,881
Non-controlling interest	755,017	747,402
Total equity	10,779,573	10,577,283
TOTAL LIABILITIES AND EQUITY	$12,330,607	$12,166,364

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2013	2012
Revenue, net:
Service revenue	$790,127	$870,260
Product sales	15,646	44,586

Total revenues, net	805,773	914,846

Cost of revenue: (inclusive of depreciation)
Cost of service	339,880	162,087
Cost of products	11,290	24,009

Total cost of revenue	351,170	186,096

Gross profit	454,603	728,750

Operating expenses:
Depreciation and amortization	70,467	72,292
Recovery from uncollectible accounts	-	(2,633)
General and administrative	168,885	230,223

Total operating expenses	239,352	299,882

Income from operations	215,251	428,868

Other income:
Interest income	515	384

Total other income	515	384

Income before income taxes	215,766	429,252

Income tax expense	(54,300)	(95,677)

Net income	161,466	333,575

Less: net income attributable to non-controlling interest	(7,615)	(16,286)

Net income attributable to GFR Pharmaceuticals, Inc.	153,851	317,289

Net income per share – Basic and diluted	$0.00	$0.01
Net income per share attributable to GFR Pharmaceuticals, Inc.	$0.00	$0.01

Weighted average common shares outstanding – Basic and diluted	42,079,940	42,079,940

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2013	2012

Net income	$161,466	$333,575

Other comprehensive income, net of tax:
-Foreign currency translation gain	40,824	44,307

Comprehensive income	202,290	377,882

Less: comprehensive income attributable to non-controlling interest	(7,615)	(16,286)

Comprehensive income attributable to GFR Pharmaceuticals, Inc.	$194,675	$361,596

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income attributable to GFR Pharmaceuticals, Inc.	$153,851	$317,289
Net income attributable to non-controlling interest	7,615	16,286
Consolidated net income	161,466	333,575
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	403,725	226,235
Recovery from doubtful accounts	-	(2,633)
Allowance for (recovery from) obsolete stock	2,877	(6,504)
Loss on disposal of property, plant and equipment	-	72
Change in operating assets and liabilities:
Accounts receivable	(8,196)	(499,481)
Inventories	(1,114)	30,843
Prepayments and other current assets	(270)	(13,141)
Accounts payable	106	111
Income tax payable	(41,524)	(111,085)
Other payables and accrued liabilities	(22,661)	(2,112)

Net cash provided by (used in) operating activities	494,409	(44,120)

Cash flows from investing activities:
Purchase of plant and equipment	(3,232)	-
Payment for construction in progress	(9,266)	-
Proceeds from disposal of property, plant and equipment	-	32

Net cash (used in) provided by investing activities	(12,498)	32

Effect on exchange rate change on cash and cash equivalents	3,393	2,988

NET CHANGE IN CASH AND CASH EQUIVALENTS	485,304	(41,100)

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	564,548	460,883

CASH AND CASH EQUIVALENT, END OF PERIOD	$1,049,852	$419,783

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$96,319	$205,711
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	GFR Pharmaceuticals, Inc. stockholders’ equity
	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Non-controlling interest	Total equity
	No. of shares	Amount

Balance as of January 1, 2013	42,079,940	$42,080	$3,712,120	$537,282	$1,140,591	$4,397,808	$747,402	$10,577,283

Foreign currency translation adjustment	-	-	-	40,824	-	-	-	40,824

Net income for the period	-	-	-	-	-	153,851	7,615	161,466

Balance as of March 31, 2013	42,079,940	$42,080	$3,712,120	$578,106	$1,140,591	$4,551,659	$755,017	$10,779,573

See accompanying notes to condensed consolidated financial statements.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
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

In the opinion of management, the consolidated balance sheet as of December 31, 2012 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2013
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

As a result of deconsolidation under ASC 810 and the application of the equity method under ASC 323, GFRP had a negative basis in its investment in Medicine, the Equity Investee, because the subsidiary generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in Equity Investee,” is reflected as a single amount on the Company’s condensed consolidated balance sheet as $854,216 and $849,550 liability as of March 31, 2013 and December 31, 2012.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2013 and December 31, 2012, the allowance for doubtful accounts was $462,004 and $462,377, respectively.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2013 and December 31, 2012, the inventory allowance was $615,852 and $619,170, respectively.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended March 31, 2013 and 2012 were $401,754 and $224,267 respectively, of which $333,259 and $153,943 were included in cost of revenue.

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

The lease expense on prepaid operating lease for the three months ended March 31, 2013 and 2012 was $1,971 and $1,968, respectively. As of March 31, 2013, the estimated amortization of the prepaid operating lease for the next five years and thereafter is as follows:

Year ending March 31:
2014	$7,894
2015	7,894
2016	7,894
2017	7,894
2018	7,894
Thereafter	98,999

Total:	$138,469

•	Impairment of long-lived assets

In accordance with the provisions of the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the periods presented.

•	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

(b)      Sale of products

The Company recognizes revenue from the sale and trading of pharmaceutical products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) under the PRC tax law which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for sales returns for the three months ended March 31, 2013 and 2012.

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

Income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes ” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the three months ended March 31, 2013 and 2012, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2013, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2013	March 31, 2012
Period-end RMB:US$1 exchange rate	6.2816	6.3122
Period-average RMB:US$1 exchange rate	6.2858	6.2975

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2013 and 2012, the Company operates in two reportable segments: Medical Business and Extraction Business in PRC.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring an entity to disclose additional information about reclassifications out of accumulated other comprehensive income, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income and the effect on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for fiscal years beginning after December 15, 2012. The adoption of these disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

NOTE－4              AMOUNT DUE TO A RELATED PARTY

As of March 31, 2013, amount due to a stockholder, Mr. Lian Guo represented temporary advances to the Company, which was unsecured, interest-free and repayable on demand.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－5              OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	March 31, 2013	December 31, 2012

Business tax payable	$3,184	$3,167
Government levy payable	16,121	25,733
Value-added tax payable	14,085	16,953
Salaries and welfare payable	70,061	79,382
Advances from employees	6,268	6,235
Advances from customers	637	-
Accrued operating expenses	33,486	33,645

	$143,842	$165,115

NOTE－6               INCOME TAXES

For the three months ended March 31, 2013 and 2012, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Three months ended March 31,
	2013	2012
Tax jurisdiction from:
– Local	$-	$-
– Foreign	215,766	429,252

Income before income taxes	$215,766	$429,252

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2013	2012
Current:
– Local	$-	$-
– Foreign	54,300	95,677

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$54,300	$95,677

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
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The PRC

Under the Corporate Income Tax Law of the People’s Republic of China, the Company’s subsidiaries in the PRC are subject to the unified statutory income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,
	2013	2012

Income before income taxes from PRC operation	$215,766	$429,252
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	53,942	107,313

Net operating loss not recognized as deferred tax assets	455	472
Utilization of net operating loss	(8,475)	(6,887)
Non-deductible expenses	7,659	(4,563)
Recovery from doubtful accounts not recognized as deferred taxes	719	(658)

Income tax expense	$54,300	$95,677

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carryforwards	$381,388	$388,689
Allowance for doubtful accounts	751,826	747,720
Total deferred tax assets	1,133,214	1,136,409
Less: valuation allowance	(1,133,214)	(1,136,409)

Deferred tax assets	$-	$-

As of March 31, 2013, the Company incurred $1,525,554 of aggregate cumulative operating losses carryforwards available to offset its taxable income for PRC income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $1,133,214 on the expected future tax benefits from the net operating loss carryforwards and allowance for doubtful accounts as the management believes it is more likely than not that these assets will not be realized in the future. For the three months ended March 31, 2013, the valuation allowance decreased by $3,195, primarily relating to the decrease in net operating loss carryforwards.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three months ended March 31, 2013 and 2012. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the different technology and marketing strategies of each business unit for making internal operating decisions.

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Summary of financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2013 and 2012:

	Three months ended March 31, 2013
	Medical Business	Extraction Business	Total

Operating revenue	$610,121	$195,652	$805,773
Cost of revenue	(314,383)	(36,787)	(351,170)

Gross profit	$295,738	$158,865	$454,603

Depreciation and amortization	$333,781	$69,944	$403,725
Net income	132,262	29,204	161,466
Expenditure for long-lived assets	$-	$3,232	$3,232

	Three months ended March 31, 2012
	Medical Business	Extraction Business	Total

Operating revenue	$690,340	$224,506	$914,846
Cost of revenue	(136,955)	(49,141)	(186,096)

Gross profit	$553,385	$175,365	$728,750

Depreciation and amortization	$156,317	$69,918	$226,235
Net income	307,914	25,661	333,575
Expenditure for long-lived assets	$-	$-	$-

All long-lived assets are located in the PRC.

NOTE－8              CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended March 31, 2013, the customers who account for 10% or more of revenues of the Company are presented as follows:

	Three months ended March 31, 2013		March 31, 2013
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$610,121	76%	$647,093
Customer B	180,086	22%	63,678

Total:	$790,207	98%	$710,771

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31, 2012		March 31, 2012
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$690,341	75%	$901,750
Customer B	179,919	20%	63,369

Total:	$870,260	95%	$965,119

All customers are located in the PRC.

(b)      Major vendors

For the three months ended March 31, 2013, the vendors who account for 10% or more of revenues of the Company are presented as follows:

	Three months ended March 31, 2013		March 31, 2013
	Purchase	Percentage of purchases	Trade accounts payable

Vendor A	$625	27%	$-
Vendor B	549	24%	-
Vendor C	463	20%	-

Total:	$1,637	71%	$-

For the three months ended March 31, 2012, there was no single vendor who represented more than 10% of the Company’s purchases.

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

GFR PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

NOTE－9              COMMITMENTS AND CONTINGENCIES

(a)      Operating lease commitments

The Company is committed to an office space under a non-cancelable operating lease agreement with a term of 2 years with fixed monthly rentals, expiry in June 2013. Total rent expenses for the three months ended March 31, 2013 and 2012 was $573 and $572, respectively.

As of March 31, 2013, the Company has $502 of future minimum rental payments due under non-cancelable operating lease agreement in the next twelve months.

(b)     Capital commitments

As of March 31, 2013, the Company is committed to the future contingent payments of approximately $394,000 in connection with the construction of manufacturing facilities in the next twelve months.

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

Overview
GFR Pharmaceuticals, Inc. was incorporated under the laws of the State of Nevada on December 18, 1996. Our subsidiary companies are involved in bio-extraction, researching, and inventing, manufacturing and sales of biological separation medium products, oncology diagnosis and treatment equipment. The Company’s principal place of business and all of its assets are located in the People’s Republic of China.

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

On January 1, 2008, New Century entered into a stock purchase agreement whereby we acquired 96.77% of the capital stock of Xi’an Jiaoda Bao Sai Bio-technology Co., Ltd (“Bao Sai”).

As a result of these transactions, GFR Pharmaceuticals, Inc. is a holding company with two business segments. The Company is involved in bio-extraction, researching and inventing, manufacturing and sales of biological separation medium products operated by Bao Sai. The Company also operates a Cancer Diagnosis and Treatment Center with a professional team of doctors operated by New Century.

New Century

New Century is a medical equipment investment management company, which mainly engages in investment and management of cancer treatment equipment and provides comprehensive services to customers with advanced radiology and oncology equipment. New Century owns four different devices used for radiological imaging for the brain and body and cancer treatment. The Company’s medical equipment is used in Tangdu Hospital’s Gamma Knife Therapeutic Center (the “Center”). The cases processed in the Center averaged 244 cases per month in the first quarter of 2013 as compared to 198 cases per month in the same period of 2012.   During the three months ended March 31, 2013, the Center attributed $610,121 or 76% of the Company’s revenues.

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

The Center runs at full capacity and the existing equipment capacity cannot meet the requirements of patients. In order to take advantage of the improved technology in this market and meet the need for additional capacity at the Center, the Company purchased a set of PET-CT cancer examination equipment, which is amongst the most advanced cancer examination equipment in the world. New Century entered into a supplementary agreement to the Tangdu Agreement with Tangdu Hospital on June 21, 2011 in order for both parties to cooperate in exploiting the business opportunities arising from the introduction of the PET-CT equipment (“Supplementary Agreement”). Pursuant to the Supplementary Agreement, the Company agreed to provide a new set of medical equipment and the Center agreed to jointly operate this equipment at the existing medical center. The purchase price of this medical equipment was approximately $4,332,000 (equal to RMB28 million). The Company agreed to acquire the medical equipment in lieu of accounts receivable due from the Center and the Center agreed to make the order and payment of the medical equipment in accordance with their need and specification. In return, both parties mutually agreed to share net revenues generated from services rendered, on a monthly basis, when earned, at their net realizable amounts from patients for services rendered at contractually established billing rates, after deducting the total operating cost of the center, in a term of 6 years, commencing from January 2012. The profit sharing ratio during the PET-CT cooperation period is  7:3, with New Century receiving 70% of the profits. At the end of the six year period, Tangdu Hospital will be entitled to 100% of the profits. At the end of the 6- year term, the Hospital has an option to purchase the medical equipment used in the center at 50% of its residual value.

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

Until 2009, Bao Sai’s operations had consisted of bio-extraction and development of new products. In 2010, based on the separation media, our new products developed from traditional biochemical products were media derivatives. In 2011, Bao Sai successfully developed the following bio-separation media civil products: Anti-virus Mask, Functional Medium Cigarette Holder and Water Purifier (including Multimedia Water Purifier and Reverse Osmosis Water Purifier). In 2012, we got the registered certificate and applied for four patents for the Anti-virus Mask. The Anti-virus Mask has the requisite government approval to be marketed and we are finding manufacturers and distributors.  The Company needs additional capital to finance the manufacture and marketing of the Anti-virus Mask.  The Company does not have a commitment for such additional capital and there is no assurance that such capital can be obtained on terms acceptable to the Company.

The water filtration products combine the media products to create a product that purifies water for human consumption. A limited number of water filtration products are being tested.  The Company expects to produce the separation medium and use a manufacturer to make and assemble the machine.  The environmental certificate for the products has been issued.  The products have been sent to the national testing center for the test of functionality and safety. We will market the products after passing the test and getting the Sanitation License. In 2012, we tested our water filtration technology and got feedback information from marketing and clients who enjoyed the samples we gave them. The feedback showed that there are still some problems in our design. As a result, we have suspended the production of our water filtration product and began to improve the function design and to test the product..

With respect to the Functional Medium Cigarette Holder, we are going to apply for two patents. We have submitted the required information for the patents’ prosecution, which is in the process of review by the approval authority. The product has been test marketed on a limited basis. We need to redesign the appearance of our product according to the feedback from clients. The Company is going to cooperate with the sales agent to create a marketing plan and sell our products.  We are looking for the suitable sales agent.

The operations of Bao Sai are in the development stage and most of its efforts are focused on the research and development of new pharmaceutical and agricultural medium products, and planning to market these products. In the three months ended March 31, 2013, Bao Sai spent approximately $1,378 in research and development of new biological separation medium products.

Considering the broad market prospects of separation media product, in order to improve its competitiveness in the market, the Company plans to expand the process scale of the separation media and reduce its cost. In October 2012, the Company began to build an automation production line workshop for separate media products at Xi'an Fengjing Industrial Park in Huxian County, Xi’an Shaanxi province. Construction is expected to take about two years and the facility is expected to be operational at the end of September 2014. Total investment for the production line is about $3 million (RMB20 million). The production workshop has been built. We have invited bids for the production equipment which is being developed and produced by the manufacturers.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2013

Revenues

Our overall revenues for the three months ended March 31, 2013 decreased to $805,773, compared to $914,846 during the same period of 2012, a decrease of $109,073 or 11.92%. In the first quarter of 2013, the cancer treatment business accounted for $610,121 or 76 % of our total revenues; and Bao Sai accounted for $195,652 or 24% among which product sales from Bao Sai generated $15,646 and technology service generated $180,006. The revenue decrease was primarily attributed to the decreased revenues from the sharing ratios of New Century.

Expenses

General and Administrative expenses during the first quarter of 2013 were $168,885, a decrease of $61,338 compared to $230,223 during the same period of 2012. This decrease was attributable to the decreased general and administrative costs during the three months ended March 31, 2013. Total operating expenses decreased to $239,352 in the first quarter of 2013 from $299,882 in the first quarter of 2012, a decrease of $60,530 or 20.18%, primarily as a result of improvement of cost control.

Cost of service increased to $339,880 during the three months ended March 31, 2013 from $162,097 in the three months ended March 31, 2012,  an increase of 109%.  Cost of service increased because of the depreciation cost from the new equipment.

Net Income attributable to GFR Pharmaceuticals, Inc.

Our net income attributable to GFR Pharmaceuticals, Inc. during the three months ended March 31, 2013 was $153,851, compared to $317,289 during the same period of 2012, a decrease of $163,438. This decrease was primarily due to the decreased revenues from the clinical service in New Century.

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

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2013	December 31, 2012
Working Capital	$1,234,582	$695,078
Stockholders’ Equity	$10,024,556	$9,829,881
Total Liabilities	$1,551,034	$1,589,081

Our working capital as of March 31, 2013 increased to $1,234,582 from $695,078 as of December 31, 2012, which was mainly attributable to the increase of monetary capital.

Stockholders’ equity increased from $9,829,881 as of December 31, 2012 to $10,024,556 as of March 31, 2013, an increase of $194,675 or 2%.

Total liabilities decreased from $1,589,081 as of December 31, 2012 to $1,551,034 as of March 31, 2013, a decrease of $38,047 or 2%. In addition, our principal shareholder, Mr. Guo Li’an, made a loan to fund our operations during the first quarter of 2008. As of March 31, 2013, the balance of the loan was $483,615, which was unsecured, interest-free and repayable on demand.

As of March 31, 2013, cash and cash equivalents increased to $1,049,852 from $564,548 as of December 31, 2012, an increase of $485,304 or 85.96%. The increase of cash and cash equivalents was mainly due to the additional cash flows provided by operating activities by $494,409.

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

Changes in Internal Controls over Financial Reporting.

During the three months ended  March 31. 2013, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

GFR PHARMACEUTICALS, INC.

DATE: May 14, 2013	By:	/s/ Zhao Yan Ding
Zhao Yan Ding, Chief Executive Officer (Principal executive officer)

DATE: May 14, 2013	By:	/s/ Zhong Ya Li
Zhong Ya Li, Chief Financial Officer
(Principal financial officer)